Form 10-K
period 2003-12-31
SALTON SEA ROYALTY LLC; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P; SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC
filed 2004-02-27
CIK 949262, 949462, 1017939, 1017941, 1017943, 1017945, 949149, 949256, 949258, 949260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             47-0790493
            --------                                             ----------
    (State of Incorporation)                                    (IRS Employer
                                                             Identification No.)

Salton Sea Brine Processing L.P.          California               33-0601721
Salton Sea Power Generation L.P.          California               33-0567411
Fish Lake Power LLC                       Delaware                 33-0453364
Vulcan Power Company                      Nevada                   95-3992087
CalEnergy Operating Corporation           Delaware                 33-0268085
Salton Sea Royalty LLC                    Delaware                 47-0790492
VPC Geothermal LLC                        Delaware                 91-1244270
San Felipe Energy Company                 California               33-0315787
Conejo Energy Company                     California               33-0268500
Niguel Energy Company                     California               33-0268502
Vulcan/BN Geothermal Power Company        Nevada                   33-3992087
Leathers, L.P.                            California               33-0305342
Del Ranch, L.P.                           California               33-0278290
Elmore, L.P.                              California               33-0278294
Salton Sea Power L.L.C.                   Delaware                 47-0810713
CalEnergy Minerals LLC                    Delaware                 47-0810718
CE Turbo LLC                              Delaware                 47-0812159
CE Salton Sea Inc.                        Delaware                 47-0810711
Salton Sea Minerals Corp.                 Delaware                 47-0811261

302 S. 36th Street, Suite 400, Omaha, Nebraska                68131
----------------------------------------------                -----
(Address of principal executive offices of                (Zip Code of
      Salton Sea Funding Corporation)            Salton Sea Funding Corporation)

Salton Sea Funding Corporation's
telephone number, including area code: (402) 341-4500
                                       --------------

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).Yes [ ] No [X]

All common stock of Salton Sea Funding Corporation is held by Magma Power Company. 100 shares of Common Stock were outstanding on February 27, 2004.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.  Business..............................................................4
Item 2.  Properties...........................................................11
Item 3.  Legal Proceedings....................................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................12

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters................................................13
Item 6.  Selected Financial Data..............................................13
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................16
         Results of Operations for the Years Ended December 2003 and 2002.....16
         Results of Operations for the Years Ended December 2002 and 2001.....18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........26
Item 8.  Financial Statements and Supplementary Data..........................27
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................76
Item 9A. Controls and Procedures..............................................76

                                 PART III

Item 10. Directors and Executive Officers of the Registrant...................77
Item 11. Executive Compensation...............................................78
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................78
Item 13. Certain Relationships and Related Transactions.......................79
Item 14. Principal Accountant Fees and Services...............................79

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......80
SIGNATURES....................................................................82
EXHIBIT INDEX................................................................102

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can
typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast", and similar terms. These statements represent Salton Sea Funding Corporation's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside Salton Sea Funding Corporation's control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

     o general economic and business conditions in the jurisdictions in which Salton Sea Funding Corporation's facilities are located;

     o the financial condition and creditworthiness of our significant customers and suppliers;

     o governmental, statutory, regulatory or administrative initiatives or ratemaking actions affecting Salton Sea Funding Corporation or the power generation industries;

     o    weather effects on sales and revenue;

     o    general industry trends;

     o    increased competition in the power generation industry;

     o    fuel and power costs and availability;

     o changes in business strategy, development plans or customer or vendor relationships;

     o    availability of qualified personnel;

     o    unscheduled outages or repairs;

     o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight;

     o other risks or unforeseen events, including wars, the effects of terrorism, embargos and other catastrophic events; and

     o other business or investment considerations that may be disclosed from time to time in SEC filings or in other publicly disseminated written documents.

Salton Sea Funding Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

In this Annual Report references to kW means kilowatts, MW means megawatts, kWh means kilowatt hours, MWh means megawatt hours, and NMW means net megawatts.

ITEM 1. BUSINESS.

GENERAL

Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation"), is a Delaware corporation formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400, Omaha, Nebraska 68131 and its telephone number is
(402) 341-4500.

CE Generation owns all of the capital stock of Magma Power Company ("Magma"), which owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 769 MW of electrical generating capacity in power plants in operation in the United States of America, which have an aggregate net capacity of 829 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company ("MEHC") to CE Generation in February 1999. In March 1999, MEHC sold a 50% interest in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for CalEnergy Minerals LLC ("Minerals") and Salton Sea Minerals Corp., which are owned by MEHC. The Guarantors are comprised of the Salton Sea Guarantors, the Partnership Guarantors, and the Royalty Guarantor (collectively, the "Guarantors").

The Salton Sea Guarantors include Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P. ("SSPG"), Salton Sea Power L.L.C. ("Salton Sea Power"), and Fish Lake Power LLC ("Fish Lake") (collectively, the "Salton Sea Guarantors"), which own five operating geothermal power plants located in Imperial Valley, California known as Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project (the "Salton Sea Projects").

The Partnership Guarantors include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch"), and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, respectively (the "Partnership Projects" and, together with the Salton Sea Projects the "Imperial Valley Projects"). The Partnership Guarantors also include Minerals, which has constructed a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG") and Salton Sea Minerals Corp. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corp. owns Minerals.

Magma owns the remaining 10% interest in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma's special distributions equal to 4.5% of total energy revenue from the Leathers Project.

Salton Sea Royalty LLC ("SSRC" or the "Royalty Guarantor") is the Royalty Guarantor. The Royalty Guarantor received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects: Elmore, Leathers, and Del Ranch.

CEOC currently operates the Imperial Valley Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). The Funding Corporation believes that such resources will be sufficient to operate the Imperial Valley Projects at contract capacity under their respective power purchase agreements through the final maturity date of the securities.

The principal executive offices of the Salton Sea Guarantors are located at 302 South 36th Street, Suites 400-B, 400-D, 400-E, 400-K and 400-N, Omaha, Nebraska 68131. The principal executive offices of the Partnership Guarantors is 302 South 36th Street, Suite 400-F, 400-G, 400-I, 400-J, 400-L, 400-M, 400-N, 400-O,
400-P,  400-Q,  400-R,  400-S,  400-T,  and 400-U,  Omaha,  Nebraska 68131.  The
principal executive office of the Royalty Guarantor is 302 South 36th Street, Suite 400-H, Omaha, Nebraska 68131.

THE PROJECTS

Set forth below is a table describing certain characteristics of the Imperial Valley Projects, and the Guarantors' collective interests therein. All the projects are located in the Imperial Valley, California.

                                 FACILITY  NET
                                    CAPACITY        NET MW                  COMMERICAL   AGREEMENT       POWER
          POWER PROJECT             (MW) (1)         OWNED        FUEL      OPERATION   EXPIRATION     PURCHASER(2)
-------------------------------  -------------      ------     ----------   ---------   ----------  -----------------
Salton Sea Projects
  Salton Sea I.................      10              10        Geothermal     1987        2017            Edison
  Salton Sea II ...............      20              20        Geothermal     1990        2020            Edison
  Salton Sea III...............      50              50        Geothermal     1989        2019            Edison
  Salton Sea IV................      40              40        Geothermal     1996        2026            Edison
  Salton Sea V.................      49              49        Geothermal     2000       Varies     TransAlta/Riverside/
                                    ---             ---                                                   Minerals(3)
    Total Salton Sea Projects..     169             169
                                    ---             ---

Partnership Projects
  Vulcan.......................      34              34        Geothermal     1986        2016            Edison
  Elmore.......................      38              34        Geothermal     1989        2018            Edison
  Leathers.....................      38              34        Geothermal     1990        2019            Edison
  Del Ranch....................      38              34        Geothermal     1989        2019            Edison
  CE Turbo.....................      10              10        Geothermal     2000       Varies     TransAlta/Minerals(3)
                                    ---             ---

Total Partnership Projects......    158             146
                                    ---             ---
Total power projects............    327             315
                                    ===             ===

(1) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership.

(2)  Southern   California  Edison  Company  ("Edison");   TransAlta;   City  of
     Riverside, California ("Riverside") and Minerals.

(3) Each contract governing power purchases by Minerals will expire 33 years from the date of the initial power delivery under such contract. Deliveries began in July 2000. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12,

     2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party. Each contract governing power purchases by Minerals will expire 33 years from the date of the initial power delivery under such contract. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power which owns the Salton Sea V Project, and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or
     (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Effective July 1, 2004, Salton Sea Power and CE Turbo will also be selling the environmental attributes associated with up to 931,800 MWh to TransAlta Marketing (US) Inc ("TransAlta Marketing") through December 31, 2008. Salton Sea Power also entered into a 10-year power sales agreement for up to 20 MW with Riverside in May 2003.

Each of the Imperial Valley Projects, excluding the Salton Sea V and the CE Turbo Projects, sells electricity to Edison pursuant to a separate Standard
Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the Project subject to the agreement. The power purchase agreements provide capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. Except as described, the price for capacity is fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments under the SO4 Agreements, excluding the Salton Sea IV Project, were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Edison's Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and is 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2003, 2002 and 2001, respectively, Edison's Average Avoided Cost of Energy was 5.4 cents per kWh, 3.5 cents per kWh and 7.4 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year-to-year, primarily based on the future cost of gas.

The Imperial Valley Projects, other than the Salton Sea I Project, receive transmission service from the Imperial Irrigation District ("IID"), to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the IID's cost of service, which was $1.78 per month per kW of service provided for 2003 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V Project and the CE Turbo Project have entered into 30-year agreements with similar terms with the IID. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the IID.

SALTON SEA PROJECTS

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $158.71 per kW-year. The capacity payment was approximately $1.5 million in 2003. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 6.1 cents per kWh during 2003.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $3.3 million. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW per year. Pursuant to the SO4 Agreement, the maximum annual contracted capacity and bonus payments are approximately $9.7 million.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2003, 2002 and 2001 were approximately $3.9 million, $5.5 million and $5.7 million, respectively. The energy payment (for deliveries up to a rate of 39.6 MW) is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by the Salton Sea IV Project and is based on an energy payment schedule for 44.4% of the total energy delivered by the Salton Sea IV Project. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

On May 20, 2003, Salton Sea Power entered into a power sales agreement with Riverside. Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from the Salton Sea V Project to Riverside at 6.1 cents per kWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013. Pursuant to a 33-year power sales agreement, the Salton Sea V Project sells a portion of its net output to Minerals for its full electrical energy requirements currently estimated to be 19 MW. The agreement provides for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. The Salton Sea V Project sells its remaining output under the TransAlta Transaction Agreement, as described below.

Commencing January 17, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V Project to El Paso based on day-ahead price quotes received from El Paso under the original agreement and based on percentages of the Dow Jones SP-15 Index thereafter. Pursuant to a Transaction Agreement ("TransAlta Transaction Agreement") dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party.

PARTNERSHIP PROJECTS

The Vulcan Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $5.5 million.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.5 million.

The Del Ranch Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project sells its available power under the TransAlta Transaction Agreement. The CE Turbo Project may sell its output to Minerals, pursuant to a 33-year power purchase agreement. The agreement provides for energy payments based on the market rates available to the CE Turbo Project, adjusted for wheeling costs.

ZINC RECOVERY PROJECT

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. The plant has successfully produced commercial quality zinc from the Imperial Valley Project's brine. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as it further develops the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project began limited production in December 2002 and continued limited production of non-high grade zinc during 2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Comico, Ltd. at prevailing market prices. The agreement expires in December 2005.

ROYALTY PROJECTS

The Royalty Guarantor has received an assignment from Magma of certain Royalties received from the Elmore, Leathers and Del Ranch Projects in exchange for the provision to those projects of the rights to use certain geothermal resources. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenue of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenue as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. All such Royalties (other than the various operating costs, as reflected in the financial statements) are payable from revenue which will constitute Partnership Guarantor's collateral.

                              ROYALTIES TO BE PAID TO ROYALTY         ROYALTIES TO BE PAID TO
                                         GUARANTOR                    PARTNERSHIP GUARANTORS
                              -------------------------------      ----------------------------
                              % OF ENERGY     % OF CAPACITY        % OF ENERGY    % OF CAPACITY
     PROJECT                    REVENUES        REVENUES             REVENUES        REVENUES
---------------------------   -----------     -------------        -----------    -------------

Del Ranch..................        23.33%         1.00%               5.67%          3.00%
Elmore.....................        23.33          1.00                5.67           3.00
Leathers...................        21.50          0.00                7.50           3.00
Vulcan.....................         0.00          0.00                4.17           0.00

RELIANCE ON SINGLE UTILITY CUSTOMER

Each of the Vulcan, Elmore, Leathers, Del Ranch, and Salton Sea I-IV Projects relies on an agreement with Edison to generate 100% of its operating revenue. The payments (excluding those for power sales from March 22 through June 22, 2001) under these agreements have constituted 100% of the operating revenue of each Project since its inception, and may do so for the life of the securities. Any material failure of Edison to fulfill its contractual obligations under the power purchase agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on the Securities.

ZINC PRICE AND SALES

Because most of the Zinc Recovery Project's revenue are and will be derived from the sale of zinc, earnings are and will be directly related to the price of zinc in the domestic and world markets. However, zinc prices fluctuate and are affected by numerous factors, including expectations of inflation, speculative activities, currency exchange rates, interest rates, global and regional demand and production, political and economic conditions, discovery of new deposits, and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond the control of the Funding Corporation or the Guarantors, is impossible for the Funding Corporation to predict.

OPERATIONAL UNCERTAINTY

Although several of the power projects have been operating for a number of years and the Zinc Recovery Project is producing limited quantities, the Zinc Recovery Project is subject to customary risks associated with the operation of metals processing plants including operational risks, cost overruns and failures to perform in accordance with contract terms. In addition, while each of the individual process steps to be utilized in the Zinc Recovery Project (including ion exchange, solvent extraction and electrowinning) has been in operation for more than twenty years and the demonstration plant at the SSKGRA has successfully recovered zinc through this integrated process, the integrated process for the production of zinc from geothermal brine has not been attempted in a large scale commercial facility for an extended period of time. Any material unremedied unsatisfactory operational issue of the Zinc Recovery Project could have an adverse effect on the applicable Guarantors' results of operations.

UNCERTAINTIES RELATING TO EXPLORATION AND DEVELOPMENT OF GEOTHERMAL ENERGY RESOURCES

Geothermal exploration, development and operations are subject to uncertainties, which vary among different geothermal reservoirs and are similar to those typically associated with oil and gas exploration and development, including dry holes and uncontrolled releases. Because of the geological complexities of geothermal reservoirs, the geographic area and sustainable output of geothermal reservoirs can only be estimated and cannot be definitively established. There is, accordingly, a risk of an unexpected decline in the capacity of geothermal wells and a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired.

In addition, both the cost of operations and the operating performance of geothermal power plants may be adversely affected by a variety of operating factors. Production and injection wells can require frequent maintenance or replacement. Corrosion caused by high-temperature and high-salinity geothermal fluids may require the replacement or repair of certain equipment, vessels or pipelines. New production and injection wells may be required for the maintenance of current operating levels, thereby requiring substantial capital expenditures.

INSURANCE

The Salton Sea Projects and the Partnership Projects currently possess property, business interruption, catastrophic and general liability insurance. Proceeds of insurance received in connection with the Salton Sea Projects will be payable to the Depositary for the account of the Salton Sea Guarantors and will be applied as required under the financing documents. There can be no assurance that such comprehensive insurance coverage will be available in the future at commercially reasonable costs or terms or that the amounts for which the Salton Sea Guarantors and the Partnership Guarantors are or will be insured will cover all potential losses.

Because geothermally active areas such as the area in which the Projects are located are subject to frequent low-level seismic disturbances, and serious seismic disturbances are possible, the power generating plants and other facilities at the Projects are designed and built to withstand relatively significant levels of seismic disturbance. However, there is no assurance that seismic disturbances of a nature and magnitude so as to cause material damage to the Projects or gathering systems or a material change in the nature of the geothermal resource will not occur, that insurance with respect to seismic disturbances will be maintained by or on behalf of all of the Projects, that insurance proceeds will be adequate to cover all potential losses sustained, or that insurance will continue to be available in the future in amounts adequate to insure against such seismic disturbances.

REGULATORY AND ENVIRONMENTAL MATTERS

The Guarantors are subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production and the drilling and operation of new wells. Such laws and regulations generally require the Guarantors to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Guarantors and the Projects also remain subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Guarantors and the Projects which could have an adverse impact on their operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Guarantors and Projects, which would result in increased compliance costs could have a material adverse effect on the Guarantors' and the Projects' results of operations.

EMPLOYEES

Employees necessary for the operation of the Imperial Valley Projects are provided by CEOC. As of December 31, 2003, CEOC employed 289 people. CEOC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, hydrology, volcanology, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, and electric power operation. CEOC employees are not covered by any collective bargaining agreement. The Funding Corporation believes that CEOC's employee relations are good.

ITEM 2. PROPERTIES.

The Funding Corporation's most significant physical properties are its current interest in operating power facilities and its related real property interests. The Funding Corporation maintains an inventory of approximately 26,000 acres of geothermal property leases in the Salton Sea area to support the Imperial Valley Projects. Funding Corporation, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Projects.

Lessors and royalty holders are generally paid a monthly or annual rental payment during the term of the lease or mineral interest, unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act and the regulations promulgated thereunder, and are for a primary term of 10 years, extendible for an additional 5 years if drilling is commenced within the primary term and is diligently pursued for two successive 5-year periods upon certain conditions set forth in the regulations. A secondary term of up to 40-years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.

ITEM 3. LEGAL PROCEEDINGS.

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the power Purchase Agreements with the certain Guarantors (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement, the final payment by Edison for past due balances was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison had disputed a portion of the settlement agreement and failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, certain Guarantors (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the certain Guarantors established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

On March 25, 2002, the Salton Sea II Project's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea II Project returned to service, on December 17, 2002. Edison failed to recognize the uncontrollable force event and as such did not pay amounts otherwise due and owing and improperly derated the Salton Sea II Project from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, SSPG, owner of the Salton Sea II Project, served a complaint on Edison for such unpaid amounts and to rescind such deration.

On June 11, 2003, certain Guarantors entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and the Salton Sea II Project uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II Project deration and the rescission of such deration. The amounts previously withheld for the Salton Sea II Project deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

On July 10, 2003, the Salton Sea IV Project's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project plant returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling approximately $2.3 million. SSPG, with Fish Lake Power, owner of the Salton Sea IV Project has served notices of error to Edison for such unpaid amounts. As a result, the Guarantors established allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003.

On October 9, 2003, the Salton Sea III Project's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project plant returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling approximately $0.7 million. SSPG, owner of the Salton Sea III Project, has served notices of error to Edison for such unpaid amounts. As a result the Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable

On May 25, 2001, Minerals entered into a services agreement for engineering, procurement and construction management services (the "AMEC Agreement") with AMEC E&C Services, Inc. ("AMEC") in connection with the resolution of numerous problems that affected the timely completion of Minerals' Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to Minerals that AMEC claims are due and payable under the AMEC Agreement. Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by Minerals to AMEC based on AMEC's lack of a contractor's license in California. The lawsuit also included claims by Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The Funding Corporation
-----------------------

The following tables set forth selected historical financial and operating data of the Funding Corporation. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  2003        2002(1)       2001(2)        2000         1999
                                               ---------     ---------     ---------     --------    ---------

STATEMENT OF OPERATIONS DATA:
Total revenue .............................    $  36,586     $  39,755     $  41,791     $ 43,718    $ 48,538
Income (loss) before cumulative effect of
  change in accounting principle ..........         (271)           85           (37)         174       1,123
Net income (loss) .........................         (271)         (125)         (137)         174       1,123

BALANCE SHEET DATA:
Total assets ..............................    $ 490,415     $ 570,503     $ 540,580     $565,375    $585,648
Senior secured notes and bonds (3) ........      463,592       491,678       520,250      543,908     568,980
Total stockholder's equity ................       13,653        13,418        13,098       13,235      13,061

     (1) 2002 net loss includes a $0.2 million goodwill impairment recognized as a cumulative effect of change in accounting principle at the Guarantors. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements" for additional information.

     (2) 2001 net loss includes $0.1 million loss on cumulative effect of change in accounting principle at the Guarantors. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements" for additional information.

     (3)  Includes current portion.

Salton Sea Guarantors
---------------------

The following tables set forth selected historical combined financial and operating data of the Salton Sea Guarantors. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                               2003(1)       2002(2)       2001(3)       2000(4)      1999
                                              ---------     --------      --------      --------    --------

STATEMENT OF OPERATIONS DATA:
Operating revenue ........................    $  83,786     $  84,176     $ 110,941     $ 98,057    $ 81,850
Total revenue ............................       83,428        87,893       113,228       98,410      83,718
Income (loss) before cumulative effect of
  change in accounting principle .........      (37,963)      (12,957)         (807)      28,323      23,045
Net income (loss) ........................      (37,963)      (33,975)       (9,550)      28,323      23,045

BALANCE SHEET DATA:
Total assets .............................    $ 527,439     $ 584,279     $ 629,950     $626,543    $633,014
Senior secured project note(5) ...........      223,647       246,419       266,899      284,217     293,954
Total guarantors' equity .................      250,007       287,970       321,945      331,495     303,172

     (1) 2003 net loss includes a $23.3 million impairment of goodwill. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

     (2) 2002 net loss includes a $21.0 million impairment of goodwill recognized as a cumulative effect of change in accounting principle. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

     (3) 2001 net loss includes a $15.0 million asset impairment. It also includes a $8.7 million loss on a cumulative change in accounting policy. Refer to Note 2 in "Item 8. Financial Statements and
          Supplementary Data - Notes to Combined Financial Statements" for additional information.

     (4) The Salton Sea V Project commenced operations in the third quarter of 2000.

     (5)  Includes current portion.

Partnership Guarantors
----------------------

The following tables set forth selected historical combined financial and operating data of the Partnership Guarantors. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                               2003(1)        2002(2)      2001(3)      2000(4)      1999
                                              ---------     ---------     ---------    ---------   ---------

STATEMENT OF OPERATIONS DATA:
Operating revenue ........................    $  95,254     $  94,697     $ 119,738    $103,250    $105,921
Total revenue ............................       96,825        96,440       126,318     108,184     114,988
Income (loss) before cumulative effect of
  change in accounting principles ........      (39,698)      (10,828)       22,975      27,180      25,481
Net income (loss) ........................      (39,698)      (10,828)       16,085      27,180      25,481

BALANCE SHEET DATA:
Total assets .............................    $ 988,073     $ 970,197     $ 938,342    $921,701    $901,892
Senior secured project note (5) ..........      239,100       244,116       248,742     250,650     261,212
Total guarantors' equity .................      612,204       601,288       567,579     551,494     524,314


     (1) 2003 net loss includes a $21.2 million impairment of goodwill. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

     (2) During December 2002, the Zinc Recovery Project became partially operational.

     (3) 2001 net loss includes a $6.9 million loss on a cumulative effect of change in accounting policy. Refer to Note 2 in "Item 8. Financial
          Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

     (4)  CE Turbo  commenced  operations  in the  third  quarter  of 2000.

     (5)  Includes current portion.

Royalty Guarantor
-----------------

The following tables set forth selected historical financial and operating data of the Royalty Guarantor. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------
                                      2003      2002      2001      2000      1999
                                    -------   -------   -------   -------   -------

STATEMENT OF OPERATIONS DATA:
Total revenue ...................   $12,509   $12,577   $16,882   $14,130   $26,274
Net income ......................     8,199     8,171    10,092     7,352    19,222

BALANCE SHEET DATA:
Total assets ....................   $91,884   $83,991   $79,300   $73,670   $71,116
Senior secured project note (1)..       845     1,147     4,607     9,041    13,814
Members' equity .................    91,034    82,835    74,664    64,572    57,220

     (1)  Includes current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the selected consolidated financial data and the financial statements included in Items 6 and 8 herein.

FACTORS AFFECTING RESULTS OF OPERATIONS

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. At December 31, 2003, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net MW, respectively. At December 31, 2003, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

For the years ended December 31, 2003, 2002 and 2001, Edison's Average Avoided Cost of Energy was 5.4 cents per kWh, 3.5 cents per kWh and 7.4 cents per kWh, respectively. Estimates of Edison's future Average Avoided Cost of Energy vary substantially from year-to-year based primarily on the future cost of gas. In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy price was 3.25 cents per kWh from December 1, 2001 to April 30, 2002 and increased to 5.37 cents per kWh commencing May 1, 2002 through April 30, 2007.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2003 AND 2002

The Salton Sea Guarantors' operating revenue decreased $0.4 million to $83.8 million for the year ended December 31, 2003 from $84.2 million for the same period in 2002. The decrease was primarily due to the impact of a $6.0 million adjustment to the Edison allowance for doubtful accounts in 2002 and lower production due to extended overhauls and the Salton Sea III and IV Projects uncontrollable force events in 2003, partially offset by higher average rates in 2003. The following operating data represents the aggregate capacity and electricity production of the Salton Sea Projects:

                                                          YEARS
                                                  ENDED DECEMBER 31,
                                               --------------------------
                                                 2003            2002
                                               ---------       ----------
       Overall capacity factor .........           70.32%           78.4%
       Capacity NMW (weighted average)..           168.4           168.4
       MWh produced ....................       1,037,300       1,156,800

The overall capacity factor for the Salton Sea Guarantors decreased in 2003 primarily due to the uncontrollable force events at the Salton Sea III and IV Projects in 2003.

The Salton Sea Guarantors' interest and other income (loss) was $(0.4) million for the year ended December 31, 2003 as compared to $3.7 million in 2002. The 2002 interest income was due primarily to a business interruption insurance recovery for lost revenue at the Salton Sea II Project from an uncontrollable force event

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses decreased $5.7 million, or 9.6% to $53.5 million for year ended December 31, 2003 from $59.2 million for the same period in 2002. The decrease was primarily due to the second quarter 2003 warranty claim settlement with Stone & Webster Inc. ("Stone and Webster"), which included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs. The decrease was also due to lower brine pond and legal expenses in 2003, partially offset by repair costs associated with the Salton Sea III and IV Projects uncontrollable force events.

The Salton Sea Guarantors' depreciation and amortization increased $4.3 million to $25.5 million for the year ended December 31, 2003 from $21.2 million for the same period in 2002. The increase was due to a change in salvage value assumptions and higher depreciable asset balances in 2003.

The Salton Sea Guarantors' interest expense decreased $1.6 million to $18.8 million for the year ended December 31, 2003 from $20.4 million for the same period in 2002. The decrease was due to reduced indebtedness.

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Salton Sea Guarantors completed their annual goodwill impairment tests during the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. As a result of these tests the Salton Sea Guarantors recognized a goodwill impairment of $23.3 million in the fourth quarter of 2003.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' operating revenue increased $0.6 million to $95.3 million for the year ended December 31, 2003 from $94.7 million for the same period in 2002. The impact of a $14.1 million adjustment to the Edison allowance for doubtful accounts in 2002 was partially offset by higher average rates under the settlement agreement in 2003. The following operating data represents the aggregate capacity and electricity production of the Partnership Projects:

                                                         YEARS
                                                   ENDED DECEMBER 31,
                                               -------------------------
                                                  2003            2002
                                               ---------       ---------
       Overall capacity factor .........            99.7%          101.5%
       Capacity NMW (weighted average) .           158.0           158.0
       MWh produced ....................       1,380,400       1,405,000

The overall capacity factor for the Partnership Guarantors decreased marginally in 2003 primarily due to scheduled maintenance outages.

The Zinc Recovery Project began limited production in December 2002 and continued limited production of non-high grade zinc during 2003 resulting in minimal revenue in both years.

The Partnership Guarantors' operating expenses decreased $7.6 million, or 8.6%, to $80.4 million for year ended December 31, 2003, from $88.0 million for the same period in 2002 primarily due to lower costs related to the Zinc Recovery Project and lower legal expenses in 2003 as compared to 2002 in connection with the Edison disputes.

The Partnership Guarantors' depreciation and amortization increased $9.9 million to $33.1 million for the year ended December 31, 2003 from $23.2 million for the same period in 2002. The increase is due to $7.1 million of depreciation on the Zinc Recovery Project, which began limited production in December 2002, and a change in salvage value assumptions.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased $9.7 million to $18.8 million for the year ended December 31, 2003 from $9.1 million for the same period in 2002. The increase was due to the discontinuance of capitalizing interest on the Zinc Recovery Project, partially offset by reduced indebtedness.

In accordance with the SFAS No. 142 the Partnership Guarantors completed their annual goodwill impairment tests during the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. As a result of these tests the Partnership Guarantors recognized a goodwill impairment of $21.2 million in the fourth quarter of 2003.

The Partnership Guarantors' income tax was a $17.0 million benefit for the year ended December 31, 2003 as compared to a benefit of $13.1 million for the same period in 2002. The effective tax rate was 30.0% and 54.8% in 2003 and 2002, respectively. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions to the parent company by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and the Royalty Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantors have no tax obligations.

The Funding Corporation's net loss was not significant for the years ended December 31, 2003 and 2002. The net loss primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2002 AND 2001

The Salton Sea Guarantors' operating revenue decreased to $84.2 million for the year ended December 31, 2002 from $110.9 million for the same period in 2001. The decrease was primarily due to lower energy rates and lower production due to more overhauls in 2002. Due to uncertainties associated with Edison's financial condition, Edison's failure to pay and the bankruptcy of the PX, the Salton Sea Guarantors established an allowance for doubtful accounts of approximately $9.8 million in the year ended December 31, 2001 as a reduction in operating revenue. As of December 31, 2002, the balance of the allowance for doubtful accounts was $3.8 million. The following operating data represents the aggregate capacity and electricity production of the Salton Sea Projects:

                                                YEARS ENDED DECEMBER 31,
                                              ---------------------------
                                                 2002             2001
                                              ----------       ----------

       Overall capacity factor .........            78.4%           80.1%
       Capacity NMW (weighted average) .           168.4           168.4
       MWh produced ....................       1,156,800       1,180,900

The Salton Sea Guarantors' interest and other income increased to $3.7 million for the year ended December 31, 2002 from $2.3 million for the same period in 2001. The increase was due to a business interruption insurance recovery for lost revenue at the Salton Sea II Project from an uncontrollable force event partially offset by lower interest income due to fewer months of interest earned on the past due balances from Edison compared to 2001.

The Salton Sea Guarantors' operating expenses decreased to $59.2 million for the year ended December 31, 2002, from $61.6 million for the same period in 2001 primarily due to lower royalty costs due to lower revenue.

The Salton Sea Guarantors' depreciation and amortization increased to $21.2 million for the year ended December 31, 2002 from $17.3 million for the year ended December 31, 2001. The increase was due to additional equipment bought in 2002 partially offset by the decrease in goodwill amortization of $1.3 million due the discontinuation of goodwill amortization in 2002.

The Salton Sea Guarantors' interest expense increased to $20.4 million for the year ended December 31, 2002 from $20.1 million for the year ended December 31, 2001. The increase was due primarily to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Salton Sea Guarantors are substantially comprised of partnerships and limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

In accordance with SFAS 142, the Guarantors' completed their transitional and annual goodwill impairment test during the second and fourth quarters of 2002, primarily using a discounted cash flow methodology as of January 1, 2002 and October 31, 2002, respectively. The transitional impairment test indicated a potential goodwill impairment at the Salton Sea Guarantors and the Partnership Guarantors. During the fourth quarter, the Salton Sea Guarantors and the Partnership Guarantors completed their assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million at the Salton Sea Guarantors as of January 1, 2002. However, as a result of this test, no goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002.

During 2001, the Salton Sea Guarantors changed their policy of accounting for overhaul and well rework costs. These costs, which had historically been accounted for using deferral methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Salton Sea Guarantors recorded a cumulative effect of this change of $8.7 million, net of tax.

The Partnership Guarantors' operating revenue decreased to $94.7 million for the year ended December 31, 2002 from $119.7 million for the same period in 2001. The decrease was due to lower rates offset by higher production in 2002. Due to uncertainties associated with Edison's financial condition, Edison's failure to pay and the bankruptcy of PX, the Partnership Guarantors' established an allowance for doubtful accounts of approximately $14.9 million in the year ended December 31, 2001 as a reduction in operating revenue. As of December 31, 2002, the balance of the allowance for doubtful accounts was $2.7 million. The following operating data represents the aggregate capacity and electricity production of the Partnership Projects:

                                                YEARS ENDED DECEMBER 31,
                                               -------------------------
                                                 2002             2001
                                               ---------       ---------

       Overall capacity factor .........           101.5%          100.0%
       Capacity NMW (weighted average) .           158.0           158.0
       MWh produced ....................       1,405,000       1,384,700

The Partnership Guarantors' interest and other income for the year ended December 31, 2002 decreased to $1.7 million from $6.6 million for the same period in 2001. The decrease was due to lower interest income due to fewer months interest earned on the past due balances from Edison compared to 2001.

The Partnership Guarantors' operating expenses increased to $88.0 million for the year ended December 31, 2002, from $62.7 million for the same period in 2001. The increase in expenses from 2001 to 2002 was primarily due to expenses at the Zinc Recovery Project.

The Partnership Guarantors' depreciation and amortization increased to $23.2 million for the year ended December 31, 2002 from $22.8 million for the year ended December 31, 2001. The increase was due primarily to additional equipment bought in 2002 partially offset by the decrease in goodwill amortization of $3.6 million due to the discontinuation of goodwill amortization in 2002.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased to $9.1 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process partially offset by reduced indebtedness.

The Partnership Guarantors' income tax provision, decreased to a benefit of $13.1 million for the year ended December 31, 2002 from an expense of $11.7 million for the year ended December 31, 2001. The decrease was due to lower pre-tax income. The effective tax rate was 54.8% and 33.8% in 2002 and 2001, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits, the resolution of certain tax issues, primarily related to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions to the parent company by the Partnership Guarantors, which occur after payment of operating expenses and debt service. During 2002, the Partnership Guarantors made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $3.1 million in 2002.

During 2001, the Partnership Guarantors changed their policy of accounting for overhaul and well rework costs. These costs, which had historically been accounted for using deferral methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Partnership Guarantors recorded a cumulative effect of this change of $6.9 million, net of tax.

The Royalty Guarantors' revenue decreased to $12.6 million for the year ended December 31, 2002 from $16.9 million for the same period in 2001. The decrease was the result of lower energy revenue at the Partnership Projects resulting in lower royalty income.

The Royalty Guarantors' operating expenses decreased to $3.3 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. The decrease in expenses from 2001 to 2002 was primarily due to lower royalty revenue from the Partnership Projects.

The Royalty Guarantors' amortization decreased to $0.9 million for the year ended December 31, 2002 from $1.8 million for the year ended December 31, 2001. The decrease was due to discontinuation of goodwill amortization in 2002.

The Royalty Guarantors' interest expense decreased to $0.3 million for the year ended December 31, 2002 from $0.6 million for the year ended December 31, 2001. The decrease was due to lower indebtedness.

The Funding Corporation's net loss was $0.1 million for the year ended December 31, 2002 compared to a net loss of $0.1 million for the year ended December 31, 2001, which represented interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

RELATED PARTY TRANSACTIONS

On September 29, 2000, Salton Sea Power and CE Turbo entered into an agreement to sell all available power from the Salton Sea V Project and CE Turbo Project to El Paso. Under the terms of the agreement, El Paso purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California Independent System Operator markets. The purchase price for the available power was equivalent to the value actually received by El Paso for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and CE Turbo Project to El Paso. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, El Paso purchased all available power from the Salton Sea V Project and CE Turbo Project based on day ahead price quotes received from El Paso.

On March 27, 2001 and May 1, 2001, the owners of the Guarantors entered into Transaction Agreements to sell available power to El Paso based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the owners of the Guarantors (excluding Salton Sea Power and CE Turbo) ceased selling available power to El Paso and resumed power sales to Edison under the SO4 Agreements and the negotiated power purchase agreements. Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to El Paso at increased percentages of the Dow Jones SP-15 Index. Pursuant to these agreements, sales to El Paso from the Guarantors totaled $1.2 million, $8.9 million and $102.8 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, accounts receivable from El Paso were $- million and $1.4 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $9.9 million in 2003. As of December 31, 2003, accounts receivable from TransAlta were $1.6 million.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Marketing at a price of $10.00 per Green Tag. Salton Sea Power and CE Turbo expect to commence sales under the agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.9 million, $0.4 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and there were no sales to Minerals from CE Turbo for the years ended December 31, 2003, 2002 and 2001. There were no material accounts receivable balances at December 31, 2003 and 2002.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds were used to fund the cost of construction of, and was advanced to Minerals, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of CE Generation in 1999, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service and certain payments on the Imperial Valley Project Loans up to the current principal amount of approximately $136.4 million.

On January 30, 2004, the Funding Corporation announced its election to redeem an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. The trustee delivered a redemption notice to the holders of the bonds on January 29, 2004. The record date for the redemption is February 15, 2004 and the redemption is expected to be completed on March 1, 2004. The Corporation has made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Upon the expected payment under MEHC's guarantee, MEHC will no longer have any liability with respect to its guarantee.

LIQUIDITY AND CAPITAL RESOURCES

The Salton Sea Guarantors generated cash flows from operations of $11.4 million for the year ended December 31, 2003 compared with $24.6 million for the same period in 2002. The decrease was primarily due to the timing and receipts of past due balances from Edison in 2002.

The Partnership Guarantors generated cash flows from operations of $24.7 million for the year ended December 31, 2003 compared with $59.3 million for the same period in 2002. The decrease was primarily due to the timing of receipts of past due balances from Edison in 2002.

The Royalty Guarantors generated cash flows from operations of $9.2 million for the year ended December 31, 2003 compared with $9.0 million for the same period in 2002.

The Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects. Because of the Guarantor's dependence on Edison, if Edison fails to fulfill its obligations to the projects, it could significantly impair the ability, of the Guarantors, to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

The Salton Sea Guarantors cash flow used in investing was $3.8 million for the year ended December 31, 2003 compared with $12.7 million for the same period in 2002. Capital expenditures for 2004 are expected to be approximately $10.7 million. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors cash flows used in investing was $24.7 million for the year ended December 31, 2003 compared with $29.2 million for the same period in 2002. Capital expenditures for 2004 are expected to be approximately $10.7 million. Capital expenditures are the primary component of investing activities.

The Salton Sea V Project was constructed by Stone & Webster, pursuant to the Salton Sea V Project EPC Contract. On March 7, 2002, Salton Sea Power the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

The CE Turbo Project was constructed by Stone & Webster, pursuant to the CE Turbo Project EPC Contract. On March 7, 2002, Vulcan, Del Ranch, and CE Turbo, the owners of the CE Turbo Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project pursuant to the CE Turbo Project's EPC Contract. On November 25, 2002, Vulcan, Del Ranch, and CE Turbo entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

The Salton Sea Guarantors cash flows used in financing was $7.6 million for the year ended December 31, 2003 compared with $11.9 million for the same period in 2002. Cash flows used in financing reflects scheduled debt repayments and changes in amounts due to affiliates.

The Partnership Guarantors cash flow used in financing was $- for the year ended December 31, 2003 compared with $30.0 million for the same period in 2002. Cash flows used in financing reflect scheduled debt repayments, equity contributions related to the Zinc Recovery Project and changes in amounts due from affiliates.

The Royalty Guarantors generated cash flows used in financing was $9.2 million for the year ended December 31, 2003 compared with $9.0 million for the same period in 2002. Cash flows used in financing reflects scheduled debt repayments and changes in amounts due from affiliates.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Funding Corporation has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise primarily from long-term debt. Contractual obligations that could make future payments arise primarily from lines of credit and standby letters of credit. The following tables identify material obligations and commitments as of December 31, 2003 (in thousands):

                                                 PAYMENTS DUE BY PERIOD
                                 ------------------------------------------------------
                                             LESS THAN     2-3        4-5       AFTER 5
                                   TOTAL      1 YEAR      YEARS      YEARS       YEARS
                                 --------    ---------   -------    -------    --------
Contractual cash obligations-
  Long-term debt (1)..........   $463,592    $165,215    $54,536    $53,157    $190,684
                                 ========    ========    =======    =======    ========

     (1) Total less than one year includes $136.4 million expected to be redeemed on March 1, 2004.

Zinc Recovery Project
---------------------

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. The plant has successfully produced commercial quality zinc from the Imperial Valley Project's brine. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as it further develops the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project began limited production in December 2002 and continued limited production of non-high grade zinc during 2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. at prevailing market prices. The agreement expires in December 2005.

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the contract, the Guarantors drew $29.6 million under the EPC contract letter of credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. After the default termination of the Zinc Recovery Project EPC Contract, Minerals entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC to complete the Zinc Recovery Project. The contract with AMEC has expired.

On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against Minerals characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim. On August 7, 2001, Minerals filed an Answering Statement and Counterclaim against Kvaerner. Minerals denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals alleged that its total estimated damage for Kvaerner's breach of contract were in excess of approximately $60 million; however, Minerals had offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit.

On May 23, 2002, Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

On May 25, 2001, Minerals entered into a Services Agreement for engineering, procurement and construction management services (the "AMEC Agreement") with AMEC in connection with the resolution of numerous problems that affected the timely completion of Minerals' Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which Minerals ultimately determined to be false. AMEC submitted $2.8m of invoices to Minerals that AMEC claims are due and payable under the AMEC Agreement. Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by Minerals to AMEC based on AMEC's lack of a contractor's license in California. The lawsuit also included claims by Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

OFF BALANCE SHEET ARRANGEMENTS

The Guarantors do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which served to clarify guidance in FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46") and provided additional guidance surrounding the application of FIN 46. The adoption of FIN 46R as it relates to special purpose entities did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will evaluate the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004.

ENVIRONMENTAL LIABILITIES

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2003 and December 31, 2002, the Guarantors environmental liabilities recorded on the balance sheet were not material.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements for the year ended December 31, 2003 included in this annual report describe the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets, income taxes and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used by management in the preparation of the financial statements.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets
-------------------------------

The Guarantors' long-lived assets consist primarily of properties, plants, contracts and equipment. Depreciation is computed using the straight-line method based on economic lives. The Guarantors believe the useful lives assigned to the depreciable assets, which generally range from 3 to 30 years, are reasonable.

The Guarantors periodically evaluate long-lived assets, including properties, plants, contracts and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

On January 1, 2002, the Guarantors adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect.

In accordance with SFAS 142, the Guarantors determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter of 2002, primarily using a discounted cash flow methodology as of January 1, 2002. The transitional impairment tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. During the fourth quarter of 2002, the Salton Sea Guarantors and the Partnership Guarantors completed their assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million at the Salton Sea Guarantors as of January 1, 2002. However, as a result of this test, no goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002. The Funding Corporation recorded its share of the Guarantors' cumulative effect of this change of approximately $0.2 million as of January 1, 2002. Additionally, the Guarantors completed the 2002 annual goodwill impairment tests as of October 31, 2002. The annual impairment test indicated no goodwill impairment existed as of October 31, 2002.

The Guarantors completed their 2003 annual goodwill impairment tests in the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. The tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. The Salton Sea and Partnership Guarantors completed their assessment of the implied fair value of goodwill and as a result recognized goodwill impairment as of October 31, 2003 of $23.3 million and $21.2 million, respectively. The Funding Corporation's share of this impairment is approximately $0.5 million.

Income Taxes
------------

The Guarantors are included in the consolidated income tax returns of CE Generation. CE Generation pays to each subsidiary an amount equal to the tax benefits realized in the consolidated income tax returns from the utilization of the subsidiary's net operating losses or tax credits, or each subsidiary will pay to CE Generation an amount equal to the income tax computed on its separate company taxable income less the tax benefits associated with the net operating losses or tax credits generated by the subsidiary which are utilized in CE Generation's consolidated income tax return.

Contingent Liabilities
----------------------

The Guarantors establish reserves for estimated loss contingencies, such as environmental, legal and income taxes, when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in operations in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

At December 31, 2003 and 2002, the Funding Corporation had fixed-rate long-term debt of $463.6 million and $491.7 million, respectively, in principal amount and having a fair value of $483.3 million and $464.6 million, respectively. These instruments are fixed-rate and therefore do not expose the Funding Corporation to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $23.3 million and $26.2 million if interest rates were to increase by 10% from their levels at December 31, 2003 and 2002, respectively. In general, such a decrease in fair value would impact earnings and cash flows only if the Funding Corporation were to reacquire all or a portion of these instruments prior to their maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         SALTON SEA FUNDING CORPORATION

     Independent Auditors' Report............................................28
     Balance Sheets..........................................................29
     Statements of Operations................................................30
     Statements of Stockholder's Equity......................................31
     Statements of Cash Flows................................................32
     Notes to Financial Statements...........................................33

                              SALTON SEA GUARANTORS

     Independent Auditors' Report............................................38
     Combined Balance Sheets.................................................39
     Combined Statements of Operations.......................................40
     Combined Statements of Guarantors' Equity...............................41
     Combined Statements of Cash Flows.......................................42
     Notes to Combined Financial Statements..................................43

                             PARTNERSHIP GUARANTORS

     Independent Auditors' Report............................................50
     Combined Balance Sheets.................................................51
     Combined Statements of Operations ......................................52
     Combined Statements of Guarantors' Equity...............................53
     Combined Statements of Cash Flows.......................................54
     Notes to Combined Financial Statements..................................55

                              SALTON SEA ROYALTY LLC

     Independent Auditors' Report............................................68
     Balance Sheets..........................................................69
     Statements of Operations................................................70
     Statements of Members' Equity...........................................71
     Statements of Cash Flows................................................72
     Notes to Financial Statements...........................................73

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have audited the accompanying balance sheets of Salton Sea Funding Corporation (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Funding Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the equity method investees of Salton Sea Funding Corporation changed their accounting policy for goodwill and other intangible asset in 2002 and for overhaul and well rework costs in 2001.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 20, 2004

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                       AS OF DECEMBER 31,
                                                                     --------------------
                                                                       2003        2002
                                                                     --------    --------
                                     ASSETS
Current assets:
  Cash ..........................................................    $ 14,341    $ 19,583
  Restricted cash ...............................................           -      46,293
  Accrued interest receivable and other current assets ..........       2,950       3,228
  Current portion secured project notes from Guarantors .........     165,215      28,086
                                                                     --------    --------
    Total current assets ........................................     182,506      97,190
                                                                     --------    --------
Secured project notes from Guarantors ...........................     298,377     463,592
Investment in 1% of net assets of Guarantors ....................       9,532       9,721
                                                                     --------    --------
TOTAL ASSETS ....................................................    $490,415    $570,503
                                                                     ========    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued interest ..............................................    $  2,945    $  3,156
  Current portion of long-term debt .............................     165,215      28,086
                                                                     --------    --------
    Total current liabilities ...................................     168,160      31,242
                                                                     --------    --------
Due to affiliates ...............................................      10,225      62,251
Senior secured notes and bonds ..................................     298,377     463,592
                                                                     --------    --------
  Total liabilities .............................................     476,762     557,085
                                                                     --------    --------

Commitments and contingencies (Note 4)

Stockholder's equity:
  Common stock authorized - 1,000 shares,
    par value $.01 per share; issued and outstanding 100 shares..           -           -
  Additional paid-in capital ....................................       6,317       5,811
  Retained earnings .............................................       7,336       7,607
                                                                     --------    --------
    Total stockholder's equity ..................................      13,653      13,418
                                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................    $490,415    $570,503
                                                                     ========    ========


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               2003         2002         2001
                                             --------     --------     ---------

REVENUE:
  Interest income .........................     $ 37,281      $ 39,938      $ 41,389
  Equity in earnings (loss) of Guarantors .         (695)         (183)          402
                                                --------      --------      --------
    Total revenue .........................       36,586        39,755        41,791
COSTS AND EXPENSES:
  General and administrative expenses .....          283           720         1,089
  Interest expense ........................       36,763        38,891        40,765
                                                --------      --------      --------
    Total costs and expenses ..............       37,046        39,611        41,854
                                                --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES .........         (460)          144           (63)
  Provision (benefit) for income taxes ....         (189)           59           (26)
                                                --------      --------      --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE .......         (271)           85           (37)
Cumulative effect of change in accounting
  principle, net of tax (Note 2) ..........            -          (210)         (100)
                                                --------      --------      --------
NET LOSS ..................................     $   (271)     $   (125)     $   (137)
                                                ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                  (Amounts in thousands, except share amounts)

                                                               ADDITIONAL
                                            COMMON STOCK        PAID-IN    RETAINED       TOTAL
                                          SHARES     AMOUNT     CAPITAL    EARNINGS      EQUITY
                                          ------     ------     -------    --------      ------

BALANCE, JANUARY 1, 2001 .............     100      $     -     $5,366     $ 7,869      $ 13,235

  Net loss ...........................       -            -          -        (137)         (137)

-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 ...........     100      $     -     $5,366     $ 7,732      $ 13,098

  Net loss ...........................       -            -          -        (125)         (125)

  Adjustments resulting from capital
    transactions of Guarantors .......       -            -        445           -           445

------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ...........     100     $      -     $5,811     $ 7,607      $ 13,418

  Net loss ...........................       -            -          -        (271)         (271)

  Adjustments resulting from capital
    transactions of Guarantors .......       -            -        506           -           506

------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 ...........     100     $      -     $6,317     $ 7,336      $ 13,653
================================================================================================

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       2003          2002          2001
                                                     --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................     $   (271)     $   (125)     $   (137)
  Adjustments to reconcile net loss to net
    cash flows from operating activities -
    Equity in loss (earnings) of Guarantors ....          695           393          (232)
  Changes in assets and liabilities:
    Prepaid expenses and other assets ..........          278           123           212
    Accrued liabilities ........................         (211)         (177)         (146)
                                                     --------      --------      --------
      Net cash flows from operating activities .          491           214          (303)
                                                     --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayments of secured project note
    from Guarantors ............................       28,086        28,572        23,658
                                                     --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior secured
    notes and bonds ............................      (28,086)      (28,572)      (23,658)
  Decrease (increase) in restricted cash .......       46,293       (43,344)       (2,949)
  Due to affiliates ............................      (52,026)       58,352          (854)
                                                     --------      --------      --------
    Net cash flows from financing activities ...      (33,819)      (13,564)      (27,461)
                                                     --------      --------      --------
NET CHANGE IN CASH .............................       (5,242)       15,222        (4,106)
Cash at the beginning of year ..................       19,583         4,361         8,467
                                                     --------      --------      --------
CASH AT THE END OF YEAR ........................     $ 14,341      $ 19,583      $  4,361
                                                     ========      ========      ========
SUPPLEMENTAL DISCLOSURE:
  Interest paid ................................     $ 36,941      $ 39,058      $ 40,911
                                                     ========      ========      ========
  Income taxes paid ............................     $      -      $     36      $      -
                                                     ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS

Salton Sea Funding Corporation (the "Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On July 21, 1995, June 20, 1996 and October 31, 1998, the Funding Corporation issued $475 million, $135 million and $285 million, respectively, of Senior Secured Notes and Bonds (collectively, the "Securities").

The Funding Corporation is a wholly-owned subsidiary of Magma Power Company (the "Company"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC"). On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in the Company and its power generation assets located in the Imperial Valley of California to CE Generation with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

The Securities are payable from the proceeds of payments made of principal and interest on the Secured Project Notes from the Guarantors to the Funding Corporation. The Securities are also guaranteed on a joint and several basis by the Salton Sea Guarantors, the Partnership Guarantors and Salton Sea Royalty, LLC (collectively the "Guarantors"). The Guarantors are affiliates of Magma Power Company and the Funding Corporation who collectively own ten operating geothermal power plants and a related zinc recovery plant located in Imperial Valley, California. The guarantees of the Partnership Guarantors and the Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Securities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash
---------------

The restricted cash balance is composed of a debt service fund that is legally restricted as to its use and requires the maintenance of a specific minimum balance.

Overhaul and Well Rework Costs
------------------------------

During 2001 the Guarantors changed their accounting policy for overhaul and well rework costs. These costs, which had historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001, and during 2001, the Funding Corporation recorded its share of the Guarantors' cumulative effect of this change of approximately $0.1 million, net of tax.

Investment in Guarantors
------------------------

Since the Funding Corporation has the ability to assert significant influence over the operations of the Guarantors, it accounts for its one percent investment in the Guarantors using the equity method of accounting.

Goodwill
--------

On January 1, 2002, the Funding Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Funding Corporation's related amortization consisted solely of its share of the goodwill amortization at the Guarantors, which has no income tax effect.

In accordance with SFAS 142, the Guarantors determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter of 2002, primarily using a discounted cash flow methodology as of January 1, 2002. The transitional impairment tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. During the fourth quarter of 2002, the Salton Sea Guarantors and the Partnership Guarantors completed their annual assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million at the Salton Sea Guarantors as of January 1, 2002. However, as a result of this test, no goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002. The Funding Corporation recorded its share of the Guarantors' cumulative effect of this change of approximately $0.2 million as of January 1, 2002. Additionally, the Guarantors completed the 2002 annual goodwill impairment tests as of October 31, 2002. The annual impairment test indicated no goodwill impairment existed as of October 31, 2002.

In accordance with SFAS 142, the Guarantors completed their 2003 annual goodwill impairment tests in the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. The tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. Due to changes in our zinc price and capital expenditure forecasts the cash flow forecasts were revised. As a result of these revisions and the changes in the fair value of debt, the tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. The Salton Sea and Partnership Guarantors completed their assessment of the implied fair value of goodwill and as a result recognized goodwill impairment  as  of  October  31,  2003  of  $23.3  million  and  $21.2  million, respectively. The Funding Corporation's share of this impairment is approximately $0.5 million.

Following is a reconciliation of net loss as originally reported for the years ended December 31, 2003, 2002 and 2001 to adjusted net income (loss) assuming SFAS 142 was in effect for all periods (in thousands):

                                                         2003     2002     2001
                                                        -----    -----    -----

Reported net loss ...................................   $(271)   $(125)   $(137)
Goodwill amortization ...............................       -        -       57
Cumulative effect of change in accounting principle..       -      210        -
                                                        -----    -----    -----
Adjusted net income (loss) ..........................   $(271)   $  85    $ (80)
                                                        =====    =====    =====
                                      -34-

Fair Values of Financial Instruments
------------------------------------

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Funding Corporation could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Short-term debt - Due to the short-term nature of the short-term debt, the fair value approximates the carrying value.

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks.

Income Taxes
------------

The Funding Corporation is included in the consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis; however, tax obligations of the Funding Corporation will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

3.   SENIOR SECURED NOTES AND BONDS

The Funding Corporation's debt securities (the "Notes and Bonds") are as follows (in thousands):

                     SENIOR
                     SECURED                                       DECEMBER 31,
  DATE ISSUED       SECURITIES    FINAL MATURITY DATE     RATE        2003         2002
----------------    ----------    -------------------    ------    -----------   --------

July 21, 1995         B Bonds      May 30, 2005          7.370%    $ 41,662      $ 56,662
July 21, 1995         C Bonds      May 30, 2010          7.840%     102,014       109,250
June 20, 1996         E Bonds      May 30, 2011          8.300%      43,322        46,322
October 13, 1998      F Bonds      November 30, 2018     7.475%     276,594       279,444
                                                                   --------      --------
                                                                   $463,592      $491,678
                                                                   ========      ========

Principal and interest payments are made in semi-annual installments. Principal maturities of the Senior Secured Notes and Bonds are expected to be as follows (in thousands):

                                              AMOUNT
                                             --------
                          2004 ..........    $165,215
                          2005 ..........      28,620
                          2006 ..........      25,917
                          2007 ..........      25,091
                          2008 ..........      28,065
                          Thereafter ....     190,684
                                             --------
                          Total .........    $463,592
                                             ========

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds were used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and CalEnergy Minerals, LLC ("Minerals") are among the guarantors of the Funding Corporation debt. In connection with the divestiture of CE Generation in 1999 MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service and certain payments on the Secured Project Notes including the current principal amount of approximately $136.4 million.

On January 30, 2004, the Funding Corporation announced its election to redeem an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. The trustee delivered a redemption notice to the holders of the bonds on January 29, 2004. The record date for the redemption is February 15, 2004 and the redemption is expected to be completed on March 1, 2004. The Corporation has made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Upon the expected payment under MEHC's guarantee, MEHC will no longer have any liability with respect to its guarantee.

Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $67.6 million from which scheduled interest and principal payments could have been made. As a result of uncertainties related to Southern California Edison Company ("Edison"), the letter of credit was not extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation until the Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. At December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million the Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta letter of credit which expires on May 30, 2004, and a $32.7 million MEHC letter of credit which expires on June 6, 2006.

These new Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in funds distributed to CE Generation on May 29, 2003. During 2003, the Funding Corporation distributed $69.8 million to CE Generation.

The estimated fair values of the Senior Secured Notes and Bonds at December 31, 2003 and 2002 were $483.3 million and $464.6 million, respectively.

4.   COMMITMENTS AND CONTINGENCIES

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the power Purchase Agreements with the certain Guarantors (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement, the final payment by Edison for past due balances was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, certain Guarantors (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the certain Guarantors established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

On March 25, 2002, the Salton Sea II Project's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea II Project returned to service, on December 17, 2002. Edison failed to recognize the uncontrollable force event and as such did not pay amounts otherwise due and owing and improperly derated the Salton Sea II Project from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P., owner of the Salton Sea II Project, served a complaint on Edison for such unpaid amounts and to rescind such deration.

On June 11, 2003, certain Guarantors entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and the Salton Sea II Project uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II Project deration and the rescission of such deration. The amounts previously withheld for the Salton Sea II Project deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

On July 10, 2003, the Salton Sea IV Project's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling approximately $2.3 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV has served notices of error to Edison for such unpaid amounts. As a result, the Guarantors established allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003.

On October 9, 2003, Salton Sea III's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea III returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling approximately $0.7 million. Salton Sea Power Generation L.P., owner of Salton Sea III, has served notices of error to Edison for such unpaid amounts. As a result the Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 2003 and 2002, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2003. The combined financial statements include the accounts of the companies discussed in Note 1, which are under common ownership and management. Our audits also included the combined financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Salton Sea Guarantors as of December 31, 2003 and 2002 and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined financial statements, the Salton Sea Guarantors changed their accounting policy for goodwill and other intangible assets in 2002 and their accounting policy for overhaul and well rework costs in 2001.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 20, 2004

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                        AS OF DECEMBER 31,
                                                                                      --------------------
                                                                                        2003        2002
                                                                                      --------    --------
                                     ASSETS
Current assets:
  Trade accounts receivable, net of allowance of $5,477 and $3,800 respectively...    $ 14,070    $ 19,420
  Trade accounts receivable from affiliates ......................................       1,131       1,104
  Prepaid expenses and other current assets ......................................       4,255       5,283
                                                                                      --------    --------
    Total current assets .........................................................      19,456      25,807
                                                                                      --------    --------
Properties, plants, contracts and equipment, net .................................     507,983     535,220
Goodwill .........................................................................           -      23,252
                                                                                      --------    --------
TOTAL ASSETS .....................................................................    $527,439    $584,279
                                                                                      ========    ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable ...............................................................    $    146    $    328
  Accrued interest ...............................................................       1,421       1,593
  Other accrued liabilities ......................................................       6,566      12,304
  Current portion of long-term debt ..............................................      24,409      22,765
                                                                                      --------    --------
    Total current liabilities ....................................................      32,542      36,990
                                                                                      --------    --------
Due to affiliates ................................................................      45,652      35,665
Senior secured project note ......................................................     199,238     223,654
                                                                                      --------    --------
  Total liabilities ..............................................................     277,432     296,309
                                                                                      --------    --------

Commitments and contingencies (Note 6)

Guarantors' equity ...............................................................     250,007     287,970
                                                                                      --------    --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY .........................................    $527,439    $584,279
                                                                                      ========    ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                    2003          2002          2001
                                                                  ---------     ---------     ---------
REVENUE:
  Operating revenue ..........................................    $  83,786     $  84,176     $ 110,941
  Interest and other (loss) income ...........................         (358)        3,717         2,287
                                                                  ---------     ---------     ---------
    Total revenue ............................................       83,428        87,893       113,228
                                                                  ---------     ---------     ---------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expense .....       53,480        59,234        61,568
  Depreciation and amortization ..............................       25,520        21,195        17,332
  Interest expense ...........................................       18,810        20,421        21,827
  Less capitalized interest ..................................            -             -        (1,692)
  Goodwill impairment ........................................       23,252             -             -
  Asset impairment ...........................................          329             -        15,000
                                                                  ---------     ---------     ---------
    Total costs and expenses .................................      121,391       100,850       114,035
                                                                  ---------     ---------     ---------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE ..........................      (37,963)      (12,957)         (807)
Cumulative effect of change in accounting principle (Note 2) .            -       (21,018)       (8,743)
                                                                  ---------     ---------     ---------
NET LOSS .....................................................    $ (37,963)    $ (33,975)    $  (9,550)
                                                                  =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                             (Amounts in thousands)

                                                                        AMOUNT
                                                                      ---------

BALANCE, JANUARY 1, 2001 ..........................................   $ 331,495

  Net loss ........................................................      (9,550)

--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 ........................................     321,945

  Net loss ........................................................     (33,975)

--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ........................................   $ 287,970

  Net loss ........................................................     (37,963)

--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 ........................................   $ 250,007
================================================================================

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                        2003        2002        2001
                                                                                      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................................   $(37,963)   $(33,975)   $ (9,550)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization .................................................     25,520      21,195      17,332
    Goodwill impairment ...........................................................     23,252           -           -
    Asset impairment ..............................................................        329           -      15,000
    Cumulative effect of change in accounting principle ...........................          -      21,018       8,743
  Changes in assets and liabilities:
    Accounts receivable, net ......................................................      5,323      16,123     (12,251)
    Prepaid expenses and other assets .............................................      1,028          31      (5,358)
    Accounts payable and accrued liabilities ......................................     (6,092)        228          63
                                                                                      --------    --------    --------
Net cash flows from operating activities ..........................................     11,397      24,620      13,979
                                                                                      --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of warranty settlement ................................     (3,816)    (12,696)    (10,468)
  Decrease in restricted cash .....................................................          -           -          17
                                                                                      --------    --------    --------
    Net cash flows from investing activities ......................................     (3,816)    (12,696)    (10,451)
                                                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of senior secured project note .......................................    (22,772)    (20,480)    (17,318)
  Due to affiliates ...............................................................     15,191       8,556      13,790
                                                                                      --------    --------    --------
    Net cash flows from financing activities ......................................     (7,581)    (11,924)     (3,528)
                                                                                      --------    --------    --------
NET CHANGE IN CASH ................................................................          -           -           -
Cash at beginning of year .........................................................          -           -           -
                                                                                      --------    --------    --------
CASH AT END OF YEAR ...............................................................   $      -    $      -    $      -
SUPPLEMENTAL DISCLOSURE -
                                                                                      ========    ========    ========
    Cash paid for interest, net of capitalized interest ...........................   $ 18,332    $ 19,893    $ 19,536
                                                                                      ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

Salton Sea Guarantors (the "Guarantors") (not a legal entity) own 100% interests in five operating geothermal electric power generating plants (the Salton Sea I, II, III, IV and V Projects) (collectively, the "Salton Sea Projects"). All five plants are located in the Imperial Valley of California. The Salton Sea Guarantors guarantee loans from Salton Sea Funding Corporation ("Funding
Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC").

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets located in the Imperial Valley of California to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying  financial statements of the Guarantors present the accounts of
(1) Salton Sea Brine Processing, L.P., a California limited partnership between Magma as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) Salton Sea Power Generation, L.P., a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and Salton Sea Power Company, as a 1% general partner, (3) assets and liabilities attributable to Salton Sea IV which are held 99% by Salton Sea Power Generation, L.P. and 1% by Fish Lake Power LLC and (4) Salton Sea Power L.L.C., a Delaware limited liability company. Funding Corporation owns 1% interests in Salton Sea Power Company and Fish Lake Power LLC. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of CE Generation. All intercompany balances and transactions have been eliminated.

Reclassifications
-----------------

Certain amounts in the fiscal 2002 and 2001 financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2003 presentation. Such reclassification did not impact previously reported net loss or guarantors' equity.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Properties, Plants, Contracts and Equipment
-------------------------------------------

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Impairment of Long-Lived Assets
-------------------------------

The Guarantors' long-lived assets consist primarily of properties, plants, contracts and equipment. Depreciation of the operating power plant and equipment costs, net of salvage value if applicable, is computed using the straight-line method based on the estimated economic lives. The Guarantors believe the useful lives assigned to the operating power plant assets, which generally range from 3 to 30 years, are reasonable. Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and (2) the 20-year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight-line method.

The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves are being amortized based upon the units of production method.

The Guarantors periodically evaluates long-lived assets, including properties, plants and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write-down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

As a result of these impairment tests, the Guarantors wrote down $.03 million of equipment in 2003 and $15.0 million, related to a steam turbine, in 2001.

Goodwill
--------

On January 1, 2002, the Guarantors adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis.

The Guarantors' acquired intangible assets consist of power purchase contracts (the "contracts") with a cost of $33.4 million and $33.4 million and accumulated amortization of $9.9 million and $8.8 million at December 31, 2003 and 2002, respectively. Amortization expense on the contracts was $1.2 million, for each of the years ended December 31, 2003, 2002 and 2001. The Guarantors' expect amortization expense on the contracts to be $1.2 million for each of the five succeeding fiscal years.

In accordance with SFAS 142, the Guarantors determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter of 2002, primarily using a discounted cash flow methodology as of January 1, 2002. The transitional impairment tests indicated goodwill impairment at the Guarantors. During the fourth quarter of 2002, the Guarantors completed their assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million as of January 1, 2002. Additionally, the Guarantors completed the 2002 annual goodwill impairment test as of October 31, 2002. The annual impairment test indicated no goodwill impairment existed as of October 31, 2002.

The Guarantors completed their 2003 annual goodwill impairment test in the fourth quarter of 2003, primarily using a discounted cash flow methodology. Due to changes in our zinc price and capital expenditure forecasts the cash flow forecasts were revised. As a result of these revisions and the changes in the fair value of debt, the tests indicated goodwill impairment at the Salton Sea Guarantors. The test indicated goodwill impairment, therefore, the Guarantors completed their assessment of the implied fair value of goodwill and as a result recognized goodwill impairment of $23.3 million, as of October 31, 2003. Following is a reconciliation of net loss as originally reported for the years ended December 31, 2003, 2002 and 2001 to adjusted net loss (in thousands):

                                                          2003        2002        2001
                                                        --------    --------    -------

Reported net loss ...................................   $(37,963)   $(33,975)   $(9,550)
Goodwill amortization ...............................          -           -      1,304
Cumulative effect of change in accounting principle..          -      21,018          -
                                                        --------    --------    -------
Adjusted net loss ...................................   $(37,963)   $(12,957)   $(8,246)
                                                        ========    ========    =======

The changes in the carrying amount of goodwill for the three years ended December 31, 2003, are as follows (in thousands):

        Balance, January 1, 2001............................  $45,574
        Amortization expense................................   (1,304)
                                                              -------
        Balance, December 31, 2001..........................   44,270
        Cumulative effect of change in accounting principle.  (21,018)
                                                              -------
        Balance, December 31, 2002..........................  $23,252
        Impairment losses...................................  (23,252)
                                                              -------
        Balance, December 31, 2003..........................  $     -
                                                              =======

Capitalization of Interest and Deferred Financing Costs
-------------------------------------------------------

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Overhaul and Well Rework Costs
------------------------------

During 2001, the Guarantors changed their accounting policy for the overhaul and well rework costs. These costs, which had historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Guarantors recorded a cumulative effect of this change of approximately $8.7 million.

Fair Values of Financial Instruments
------------------------------------

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Guarantors could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Short-term debt - Due to the short-term nature of the short-term debt, the fair value approximates the carrying value.

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks.

Contingent Liabilities
----------------------

The Guarantors are subject to the possibility of various loss contingencies arising in the ordinary course of business. The Guarantors consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as the ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Guarantors regularly evaluate current information available to determine whether such accruals should be adjusted.

Revenue Recognition
-------------------

The Guarantors recognize revenue and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for the Salton Sea V Project, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

Income Taxes
------------

The Guarantors are comprised substantially of partnership interests. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Guarantors consider only demand deposits at banks to be cash.

3.   PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT

Properties, plants, contracts and equipment as of December 31 are as follows (in thousands):

                                                        2003         2002
                                                      ---------    ---------

  Plant and equipment .............................   $ 452,763    $ 458,709
  Power sale agreements ...........................      33,446       33,446
  Mineral reserves ................................      91,811       91,811
  Wells and resource development ..................      66,824       63,975
                                                      ---------    ---------
                                                        644,844      647,941
  Accumulated depreciation and amortization .......    (136,861)    (112,721)
                                                      ---------    ---------
  Property, plants, contracts and equipment, net...   $ 507,983    $ 535,220
                                                      =========    =========

The Salton Sea V Project was constructed by Stone & Webster Inc. ("Stone and Webster"), pursuant to the Salton Sea V Project EPC Contract. On March 7, 2002, Salton Sea Power the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

4.   SENIOR SECURED PROJECT NOTE

The Guarantors' project note payable to Funding Corporation as of December 31 are as follows (in thousands):

                     Senior                                   December 31,
                    Secured                            ----------------------------
   Date issued     Securities    Final Maturity Date    Rate      2003       2002
-----------------  ----------    -------------------   ------   --------   --------
July 21, 1995      B Bonds       May 30, 2005          7.370%   $ 40,817   $ 55,520
July 21, 1995      C Bonds       May 30, 2010          7.840%    102,014    109,250
October 13, 1998   F Bonds       November 30, 2018     7.475%     80,816     81,649
                                                                --------   --------
                                                                $223,647   $246,419
                                                                ========   ========

The Guarantors have also guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $463.6 million at December 31, 2003. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Principal maturities of the senior secured project note are as follows (in thousands):

                                                AMOUNT
                                               --------
                        2004 ...............   $ 24,409
                        2005 ...............     23,917
                        2006 ...............     22,621
                        2007 ...............     22,131
                        2008 ...............     23,494
                        Thereafter .........    107,075
                                               --------
                        Total ..............   $223,647
                                               ========

The estimated fair values of the senior secured projects notes at December 31, 2003 and 2002 were $230.4 million and $236.1 million, respectively.

5.   RELATED PARTY TRANSACTIONS

The Guarantors have entered into the following agreements:

o Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, whereby the Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenue received by the Guarantors. The amount expensed for the years ended December 31, 2003, 2002 and 2001 was $3.4 million, $3.6 million and $4.4 million, respectively.

o Administrative Services Agreement dated April 1, 1993 with Magma, whereby Magma will provide administrative and management services to the Guarantors, excluding Salton Sea IV and V. Fees payable to Magma amount to 3% of total electricity revenue. The amount expensed for the years ended December 31, 2003, 2002 and 2001 was $1.2 million, $1.2 million and $1.6 million, respectively.

o Operating and Maintenance Agreement dated April 1, 1993 with CalEnergy Operating Corporation ("CEOC"), whereby the Guarantors retain CEOC to operate the Salton Sea facilities for a period of 32 years. Payment is made to CEOC in the form of reimbursements of expenses incurred. During 2003, 2002 and 2001, the Guarantors reimbursed CEOC for expenses of $14.7 million, $13.8 million and $16.2 million, respectively.

o Commencing January 17, 2001, Salton Sea Power entered into a series of transaction agreements to sell available power from the Salton Sea V Project to El Paso, under which the purchase price was originally based on day ahead price quotes received from El Paso, and subsequently based on percentages of the Dow Jones SP-15 Index. Pursuant to these agreements, sales to El Paso from the Guarantors totaled $0.8 million, $7.3 million and $53.4 million in 2003, 2002 and 2001, respectively.

o Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party. Sales to TransAlta from the Guarantors totaled $7.7 million in 2003. As of December 31, 2003, accounts receivable from TransAlta were $1.1 million.

o On January 21, 2004, Salton Sea Power entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V Project through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a price of $10.00 per Green Tag. Salton Sea Power expects to commence sales under their agreement in July 2004.

6.   COMMITMENTS AND CONTINGENCIES

Edison is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $42.3 million owed under the power purchase agreements with certain Guarantors excluding the Salton Sea V Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $6.8 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (except the Salton Sea V Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $0.8 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written-off during 2003.

On March 25, 2002, Salton Sea II's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II served a complaint on Edison for such unpaid amount and to rescind such deration.

On June 11, 2003, certain Guarantors (excluding the Salton Sea I and Salton Sea V projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison, payment of amounts previously withheld for the Unit II deration and the rescission of such deration. The amounts previously withheld for the Unit II deration were received in the second quarter of 2003. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission.

On July 10, 2003, Salton Sea IV's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling approximately $2.3 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV, has served notices of error on Edison for such unpaid amounts. As a result, the Guarantors established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003.

On October 9, 2003, Salton Sea III's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea III returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling approximately $0.7 million. Salton Sea Power Generation, L.P., owner of Salton Sea III, has served notices of error on Edison for such unpaid amounts. As a result, the Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.0 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Environmental Liabilities
-------------------------

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2003 and December 31, 2002, the environmental liabilities recorded on the balance sheet were not material.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 2003 and 2002, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2003. The combined financial statements include the accounts of the companies discussed in Note 1, which are under common ownership and management. Our audits also included the combined financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Partnership Guarantors as of December 31, 2003 and 2002 and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined financial statements, the Partnership Guarantors changed their accounting policy for goodwill and other intangible assets in 2002 and their accounting policy for overhaul and well rework costs in 2001.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 20, 2004

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                        AS OF DECEMBER 31,
                                                                                      --------------------
                                                                                        2003        2002
                                                                                      --------    --------
                                     ASSETS
Current assets:
  Trade accounts receivable, net of allowance of $791 and $2,696, respectively....    $ 13,500    $ 14,018
  Trade accounts receivable from affiliate .......................................         433         312
  Prepaid expenses and other current assets ......................................      23,257      19,516
                                                                                      --------    --------
    Total current assets .........................................................      37,190      33,846
                                                                                      --------    --------
Restricted cash ..................................................................         441           1
Properties, plants, contracts and equipment, net .................................     636,710     644,951
Management fee ...................................................................      66,603      68,679
Due from affiliates ..............................................................     147,476     101,854
Goodwill .........................................................................      99,653     120,866
                                                                                      --------    --------
TOTAL ASSETS .....................................................................    $988,073    $970,197
                                                                                      ========    ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable ...............................................................    $  1,883    $  2,903
  Accrued interest ...............................................................       1,519       1,576
  Other accrued liabilities ......................................................      12,812      15,464
  Current portion of long-term debt ..............................................     140,398       5,017
                                                                                      --------    --------
    Total current liabilities ....................................................     156,612      24,960
                                                                                      --------    --------
Senior secured project note ......................................................      98,702     239,099
Deferred income taxes ............................................................     120,555     104,850
                                                                                      --------    --------
  Total liabilities ..............................................................     375,869     368,909
                                                                                      --------    --------

Commitments and contingencies (Note 8)

Guarantors' equity:
  Common stock ...................................................................           3           3
  Additional paid-in capital .....................................................     482,814     432,200
  Retained earnings ..............................................................     129,387     169,085
                                                                                      --------    --------
    Total guarantors' equity .....................................................     612,204     601,288
                                                                                      --------    --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY .........................................    $988,073    $970,197
                                                                                      ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 2003         2002         2001
                                                               ---------    ---------    ---------

REVENUE:
  Operating revenue ........................................   $  95,254    $  94,697    $ 119,738
  Interest and other income ................................       1,571        1,743        6,580
                                                               ---------    ---------    ---------
  Total revenue ............................................      96,825       96,440      126,318
COSTS AND EXPENSES:
  Royalty, operating, general and administrative costs .....      80,386       88,048       62,749
  Depreciation and amortization ............................      33,129       23,209       22,773
  Interest expense .........................................      18,774       19,975       19,330
  Less capitalized interest ................................           -      (10,831)     (13,237)
  Goodwill impairment ......................................      21,213            -            -
                                                               ---------    ---------    ---------
Total costs and expenses ...................................     153,502      120,401       91,615
                                                               ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ..........................     (56,677)     (23,961)      34,703
Provision (benefit) for income taxes .......................     (16,979)     (13,133)      11,728
                                                               ---------    ---------    ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE .....................................     (39,698)     (10,828)      22,975
Cumulative effect of accounting change, net of tax (Note 2)            -            -       (6,890)
                                                               ---------    ---------    ---------
NET INCOME (LOSS) ..........................................   $ (39,698)   $ (10,828)   $  16,085
                                                               =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                    COMBINED STATEMENTS OF GUARANTORS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                  (Amounts in thousands, except share amounts)

                                     COMMON STOCK    ADDITIONAL
                                   ---------------     PAID-IN     RETAINED        TOTAL
                                   SHARES   AMOUNT     CAPITAL     EARNINGS        EQUITY
                                   ------   ------    ----------   --------       ---------

BALANCE, JANUARY 1, 2001 ....         3     $   3     $387,663     $ 163,828      $ 551,494

Net income ..................         -         -            -        16,085         16,085

-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 ..         3     $   3     $387,663     $ 179,913      $ 567,579

Net loss ....................         -         -            -       (10,828)       (10,828)

Equity contribution .........         -         -       44,537             -         44,537

-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ..         3     $   3     $432,200     $ 169,085      $ 601,288

Net loss ....................         -         -            -       (39,698)       (39,698)

Equity contribution .........         -         -       50,614             -         50,614

-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 ..         3     $   3     $482,814     $ 129,387      $ 612,204
===========================================================================================

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          2003         2002         2001
                                                                        --------     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ................................................    $(39,698)    $(10,828)    $ 16,085
  Adjustments to reconcile net (loss) income to net cash flows from operating activities:
   Depreciation and amortization ...................................      33,129       23,209       22,773
   Deferred income taxes ...........................................      15,705        2,767          725
   Cumulative effect of change in accounting principle, net of tax..           -            -        6,890
   Asset abandonment ...............................................       1,428            -            -
   Goodwill impairment .............................................      21,213            -            -
 Changes in assets and liabilities:
   Trade accounts receivable, net ..................................         397       45,054      (31,065)
   Prepaid expenses and other current assets .......................      (3,741)        (962)      (4,326)
     Accounts payable and accrued liabilities ......................      (3,729)           5        2,115
                                                                        --------     --------     --------
       Net cash flows from operating activities ....................      24,704       59,245       13,197
                                                                        --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures related to operating projects ...............     (12,164)      (7,425)     (17,871)
  Construction and other development ...............................     (11,318)     (42,360)     (22,507)
  Liquidated damages ...............................................           -            -       29,648
  (Increase) decrease in restricted cash ...........................        (440)      21,281      (21,176)
  Management fee ...................................................        (758)        (706)      (1,800)
                                                                        --------     --------     --------
    Net cash flows from investing activities .......................     (24,680)     (29,210)     (33,706)
                                                                        --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease in due from affiliates .......................     (45,622)     (69,946)      22,417
  Repayment of senior secured project notes ........................      (5,016)      (4,626)      (1,908)
  Equity contribution ..............................................      50,614       44,537            -
                                                                        --------     --------     --------
Net cash flows from financing activities ...........................         (24)     (30,035)      20,509
                                                                        --------     --------     --------
NET CHANGE IN CASH .................................................           -            -            -
Cash at beginning of period ........................................           -            -            -
                                                                        --------     --------     --------
CASH AT THE END OF PERIOD ..........................................    $      -    $       -      $     -
                                                                        ========     ========     ========
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest, net capitalized interest ................    $ 18,831     $  8,066     $  5,863
                                                                        ========     ========     ========
   Income taxes paid ...............................................   $       -    $       -     $  9,460
                                                                        ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

The Partnership Guarantors (the "Guarantors") (not a legal entity) include the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch") and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, respectively (the "Partnership Projects"). The Partnership Guarantors also include CalEnergy Minerals LLC ("Minerals"), which constructed a zinc recovery project in the Imperial Valley, California. Finally, the Partnership Guarantors include CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation") San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc. VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corp. owns Minerals. Salton Sea Minerals Corp. is an indirect wholly-owned subsidiary of MidAmerican Energy Holdings Company ("MEHC"). CE Salton Sea Inc. owns CE Turbo.

Magma owns all of the remaining 10% interests in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma's special distributions equal to 4.5% of total energy revenue from the Leathers Project.

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets located in the Imperial Valley of California to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. The plant has successfully produced commercial quality from the Imperial Valley Project's brine. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as it further develops the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project began limited production in December 2002 and continued limited production of non-high grade zinc during 2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Comico, Ltd. at prevailing market prices. The agreement expires in December 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements of the Guarantors present the accounts of CEOC, VPC, CE Turbo and Minerals and their proportionate share of the Partnerships in which they have an undivided interest in the assets and are proportionately liable for their share of the liabilities. All intercompany balances and transactions have been eliminated.

Reclassifications
-----------------

Certain amounts in the fiscal 2002 and 2001 financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2003 presentation. Such reclassification did not impact previously reported net income (loss) or retained earnings.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Guarantors' assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors' historical experience, estimates of the recoverability of amounts due could be adversely affected.

Properties, Plants, Contracts and Equipment
-------------------------------------------

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Impairment of Long-Lived Assets
-------------------------------

The Guarantors' long-lived assets consist primarily of properties, plants, contracts and equipment. Depreciation of the operating power plant and equipment costs, net of salvage value if applicable, is computed using the straight-line method based on the estimated economic lives. The Guarantors believe the useful lives assigned to the operating power plant assets, which generally range from 3 to 30 years, are reasonable. Power sale agreements have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the power sales agreements and (2) the 20-year avoided cost periods of the power sales agreements and are being amortized separately over such periods using the straight-line method.

The Salton Sea reservoir contains commercial quantities of extractable minerals. The carrying value of the mineral reserves are being amortized based upon the units of production method.

The Guarantors periodically evaluates long-lived assets, including properties, plants and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

Goodwill
--------

On January 1, 2002, the Guarantors adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Guarantors' related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income (loss) as originally reported for the years ended December 31, 2003, 2002 and 2001, to adjusted net income (loss) (in thousands):

                                         2003         2002         2001
                                       --------     --------     -------

       Reported net income (loss) .    $(39,698)    $(10,828)    $16,085
       Goodwill amortization ......           -            -       3,564
                                       --------     --------     -------
       Adjusted net income (loss) .    $(39,698)    $(10,828)    $19,649
                                       ========     ========     =======

In accordance with SFAS No. 142, the Guarantors completed their initial transitional and annual goodwill impairment tests during the second and the fourth quarters of 2002, respectively, primarily using a discounted cash flow methodology as of January 1, 2002 and October 31, 2002, respectively. The transitional impairment test indicated potential goodwill impairment at the Guarantors. During the fourth quarter, the Guarantors completed their assessment of the implied fair value of goodwill. As a result of this test, no goodwill impairment was recognized at the Guarantors as of January 1, 2002. Additionally, the Guarantors annual goodwill impairment tests indicated no goodwill impairment existed at October 31, 2002.

The Guarantors completed their 2003 annual goodwill impairment test as of October 31, 2003. Due to changes in our zinc price and capital expenditure forecasts the cash flow forecasts were revised. As a result of these revisions and the changes in the fair value of debt, the tests indicated goodwill impairment at the Partnership Guarantors. The test indicated potential impairment, therefore, the Guarantors completed an assessment of the implied fair value of goodwill and as a result recognized $21.2 million goodwill impairment.

The changes in the carrying amount of goodwill for the three years ended December 31, 2003, are as follows (in thousands):

        Balance, January 1, 2001..........................   $124,430
        Amortization expense..............................     (3,564)
                                                             --------
        Balance, December 31, 2001........................    120,866
        Impairment losses.................................          -
                                                             --------
        Balance, December 31, 2002........................   $120,866
        Impairment losses.................................    (21,213)
                                                             --------
        Balance, December 31, 2003........................   $ 99,653
                                                             ========

Capitalization of Interest and Deferred Financing Costs
-------------------------------------------------------

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Overhaul and Well Rework Costs
------------------------------

During 2001 the Guarantors changed their accounting policy for overhaul and well rework costs. These costs, which had historically been accounted for using the deferral method, are now expensed as incurred. The new policy went into effect January 1, 2001 and during 2001, the Guarantors recorded a cumulative effect of this change of approximately $6.9 million, net of tax of $4.7 million.

Fair Values of Financial Instruments
------------------------------------

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Guarantors could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Short-term debt - Due to the short-term nature of the short-term debt, the fair value approximates the carrying value.

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks.

Contingent Liabilities
----------------------

The Guarantors establish reserves for estimated loss contingencies, such as environmental and legal, when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated.

Revenue Recognition
-------------------

The Guarantors recognize revenue and related accounts receivable from sales of electricity on an accrual basis. All of the Guarantors' sales of electricity, except for the CE Turbo Project, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

Management Fee
--------------

Pursuant to the Magma Services Agreement, Magma has agreed to pay CEOC all equity cash flows and certain royalties payable by the Guarantors in exchange for providing data and services to Magma. As security for the obligations of Magma under the Magma Services Agreement, Magma has collaterally assigned to CEOC its rights to such equity cash flows and certain royalties.

Income Taxes
------------

The entities comprising the Guarantors are included in consolidated income tax returns with their parent and affiliates; however, income taxes are provided on a separate return basis. Tax obligations of the Guarantors will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

Statements of Cash Flows
------------------------

For purposes of the statement of cash flows, the Guarantors consider only demand deposits at banks to be cash.

3.   PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT AND INTANGIBLE ASSETS

Properties, plants, contracts and equipment as of December 31 are as follows (in thousands):

                                                        2003         2002
                                                     ---------    ----------
    Cost:
    Power plant and equipment ....................   $ 232,256    $ 222,751
    Zinc recovery project ........................     209,726      202,269
    Power sale agreements ........................     123,588      123,588
    Process license ..............................      46,290       46,290
    Mineral reserves .............................     162,487      162,487
    Wells and resource development ...............     105,210       98,894
                                                     ---------    ---------
                                                       879,557      856,279
    Accumulated depreciation and amortization ....    (242,847)    (191,328)
                                                     ---------    ---------
    Property, plant, contracts and equipment, net.   $ 636,710    $ 664,951
                                                     =========    =========

The CE Turbo Project was constructed by Stone & Webster, Inc. ("Stone & Webster"), pursuant to the CE Turbo Project EPC Contract. On March 7, 2002, Vulcan, Del Ranch, and CE Turbo, the owners of the CE Turbo Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project pursuant to the CE Turbo Project's EPC Contract. On November 25, 2002, Vulcan, Del Ranch, and CE Turbo entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures

Intangible Assets

The following table summarizes the acquired intangible assets as of December 31 (in thousands):

                                                       2003
                                        ---------------------------------
                                        GROSS CARRYING       ACCUMULATED
                                            AMOUNT           AMORTIZATION
                                        --------------       ------------
        Amortized Intangible Assets:
        Power Purchase Contracts......     $123,002           $ 98,463
        Patented Technology...........       46,290             17,314
                                           --------           --------
          Total.......................     $169,292           $115,777
                                           ========           ========


                                                       2002
                                        --------------------------------
                                        GROSS CARRYING      ACCUMULATED
                                            AMOUNT          AMORTIZATION
                                        --------------      ------------
        Amortized Intangible Assets:
        Power Purchase Contracts......     $123,002           $ 96,894
        Patented Technology...........       46,290             15,385
                                           --------           --------
          Total.......................     $169,292           $112,279
                                           ========           ========

Amortization expense on acquired intangible assets was $3.8 million for the year ended December 31, 2003 and $3.6 million for the years ended December 31, 2002 and 2001. The Guarantors expect amortization expense on acquired intangible assets to be $3.5 million for each of the five succeeding fiscal years.

4.   SENIOR SECURED PROJECT NOTE

The Guarantors' project note payable to the Funding Corporation as of December 31 is as follows (in thousands):

                    SENIOR
                    SECURED                                             DECEMBER 31,
   DATE ISSUED     SECURITIES  FINAL MATURITY DATE   RATE       2003       2002
----------------   ----------  -------------------   ------   --------  ------------
June 20, 1996        E Bonds    May 30, 2011         8.300%   $ 43,322   $ 46,322
October 13, 1998     F Bonds    November 30, 2018    7.475%    195,778    197,794
                                                              --------   --------
                                                              $239,100   $244,116
                                                              ========   ========

Principal maturities of the senior secured project note are as follows (in thousands):

                                              AMOUNT
                                             --------
                          2004 ..........    $140,398
                          2005 ..........       4,265
                          2006 ..........       3,296
                          2007 ..........       2,960
                          2008 ..........       4,572
                          Thereafter ....      83,609
                                             --------
                          Total .........    $239,100
                                             ========

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018. A portion of the proceeds were used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of CE Generation in 1999, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service and certain payments on the Senior Secured Project Notes up to the current principal amount of approximately $136.4 million.

The Guarantors have also guaranteed, along with other guarantors, the debt of the Funding Corporation, which amounted to $463.6 million at December 31, 2003. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Guarantors. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

On January 30, 2004, the Funding Corporation announced its election to redeem an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. The trustee delivered a redemption notice to the holders of the bonds on January 29, 2004. The record date for the redemption is February 15, 2004 and the redemption is expected to be completed on March 1, 2004. The Corporation has made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Upon the expected payment under MEHC's guarantee, MEHC will no longer have any liability with respect to its guarantee.

The estimated fair values of the senior secured project note at December 31, 2003 and 2002 were $249.7 million and $227.4 million, respectively.

5.   RELATED PARTY TRANSACTIONS

The Guarantors are party to a 30-year brine supply agreement through the Vulcan partnership and a technology license agreement for the rights to use the technology necessary for the construction and operation of the Vulcan Plant. Under the brine supply agreement, the Guarantors will pay VPC 4.167% of the contract energy component of the price of electricity provided by the Vulcan Plant. In addition, VPC has been designated as operator of the Vulcan Plant and receives agreed-upon compensation for such services.

Charges to the Guarantors related to the brine supply agreement amounted to $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Charges to the Guarantors related to operating fees on a pro rata basis amounted to $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001.

In addition, the Guarantors entered into the following agreements:

o Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, whereby the Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Plants in return for 17.333%, on a pro rata basis, of all energy revenue received by each plant. The Guarantors' share of amounts expensed under this agreement for 2003, 2002 and 2001 were $8.8 million, $8.5 million and $11.5 million, respectively.

o Ground Leases dated March 15 and August 15, 1988 with Magma whereby the Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 2003, 2002 and 2001 were $70,000 per year.

o Administrative Services Agreements whereby CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total  electricity  revenue  or  $60,000  per month.  The  minimum  monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 2003, 2002 and 2001 amounted to $2.1 million, $2.1 million and $2.6 million, respectively.

o Operating and Maintenance Agreements whereby the Guarantors retain CEOC to operate the plants for a period of 32 years through 2020. Payment is made to CEOC in the form of reimbursements of expenses incurred and a guaranteed capacity payment ranging from 10% to 25% of energy revenue over stated amounts. The Guarantors in 2003, 2002 and 2001 reimbursed CEOC for expenses of $17.4 million, $15.8 million and $14.6 million, respectively, and accrued a guaranteed capacity payment of $1.6 million and $3.0 million at December 31, 2002 and 2001, respectively. The Operating and Maintenance Agreement was amended as of December 31, 2002 to remove the guaranteed capacity payments.

o From September 2000 through September 2002, CE Turbo entered into a series of agreements to sell all available power from the CE Turbo Project to El Paso. On March 27, 2001 and May 1, 2001, the Guarantor entered into transaction agreements to sell available power to El Paso. On June 28, 2001, the Guarantor (excluding the CE Turbo Project) ceased selling available power to El Paso and resumed sales to Edison. The purchase price for the available power under the various agreements was the value actually received by El Paso for the sale of such power based upon day-ahead price quotes received from El Paso and percentages of the Dow Jones SP-15 Index. Pursuant to these agreements, sales to El Paso from the Guarantors totaled $0.4 million, $1.6 million and $49.4 million in 2003, 2002 and 2001, respectively.

o Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta were $2.2 million in 2003. As of December 31, 2003, accounts receivable from TransAlta were $0.4 million.

o On January 21, 2004 CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. at a price of $10.00 per Green Tag. CE Turbo expects to commence sales under their agreement in July 2004.

6.   CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)

                                           VULCAN
                                            POWER         CEOC       ELMORE     DEL RANCH    LEATHERS
                                         ----------   ----------   ----------   ----------   ----------
December 31, 2003:
Assets:
  Restricted cash ....................   $        -   $        -   $        -   $        -   $        -
  Accounts receivable and
    other assets .....................            -       17,716        3,628        3,471        3,385
  Due from affiliates ................       33,628       48,297       58,832       59,179       54,883
  Properties, plants, contracts
    and equipment, net ...............       11,202       13,333       51,215       51,037       58,464
  Management fee and Goodwill ........            -            -            -            -            -
   Investments in partnerships .......      121,136      341,755            -            -            -
                                         ----------   ----------   ----------   ----------   ----------
Total assets .........................   $  165,966   $  421,101   $  113,675   $  113,687   $  116,732
                                         ==========   ==========   ==========   ==========   ==========

Liabilities and Guarantors' Equity:
  Accounts payable, accrued
   liabilities and deferred taxes ....          130   $    3,802   $      364   $    1,304   $      671
  Senior secured project note ........            -            -            -            -            -
                                         ----------   ----------   ----------   ----------   ----------

    Total liabilities ................          130        3,802          364        1,304          671
                                         ----------   ----------   ----------   ----------   ----------
   Guarantors' equity ................      165,836      417,299      113,311      112,383      116,061
                                         ----------   ----------   ----------   ----------   ----------
Total liabilities and guarantors'
   equity ............................   $  165,966   $  421,101   $  113,675   $  113,687   $  116,732
                                         ==========   ==========   ==========   ==========   ==========

                                            VULCAN                             ADJUSTMENTS/   COMBINED
                                             BNG       MINERALS     TURBO      ELIMINATIONS     TOTAL
                                          ---------   ----------   -------      -----------  ----------
December 31, 2003:
Assets:
  Restricted cash ....................   $        -   $      441   $        -   $       -    $      441
  Accounts receivable and
    other assets .....................        3,452        4,749          681         108        37,190
  Due from affiliates ................       64,659       56,764       (2,684)   (226,082)      147,476
  Properties, plants, contracts
    and equipment, net ...............       54,141      167,074        9,043     221,201       636,710
  Management fee and Goodwill ........            -            -            -     166,256       166,256
  Investments in partnerships ........            -            -            -    (462,891)            -
                                         ----------   ----------   ----------   ---------    ----------
Total assets .........................   $  122,252   $  229,028   $    7,040   $ (301,408)  $  988,073
                                         ==========   ==========   ==========   ==========   ==========

Liabilities and Guarantors' Equity:
  Accounts payable, accrued
    liabilities and deferred taxes ...   $    1,116   $   22,833   $       80   $  106,469   $  136,769
  Senior secured project note ........            -      136,383            -      102,717      239,100
                                         ----------   ----------   ----------   ----------   ----------

    Total liabilities ................        1,116      159,216           80      209,186      375,869
                                         ----------   ----------   ----------   ----------   ----------
  Guarantors' equity .................      121,136       69,812        6,960     (510,594)     612,204
                                         ----------   ----------   ----------    ----------  ----------
Total liabilities and guarantors'
  equity .............................   $  122,252   $  229,028   $    7,040   $ (301,408)  $  988,073
                                         ==========   ==========   ==========   ==========   ==========


                                           VULCAN
                                           POWER        CEOC      ELMORE      DEL RANCH   LEATHERS
                                         ---------    ---------   ------      ---------   --------
December 31, 2002:
Assets:
  Restricted cash ....................   $       -    $       -   $       -   $       -   $       -
  Accounts receivable and
    other assets .....................           3       16,910       3,633       3,767       3,789
  Due from affiliates ................      (7,334)      40,232      54,076      49,828      47,652
  Properties, plants, contracts
    and equipment, net ...............      11,151       13,246      54,499      57,114      63,302
  Management fee and
  Goodwill ...........................           -            -           -           -           -
  Investments in partnerships ........     115,261      334,937           -           -           -
                                         ---------    ---------   ---------   ---------   ---------
Total assets .........................   $ 119,081    $ 405,325   $ 112,208   $ 110,709   $ 114,743
                                         =========    =========   =========   =========   =========

 Liabilities and Guarantors' Equity:
   Accounts payable, accrued
     liabilities and deferred taxes ..   $     223    $   2,512   $   1,062   $   1,129   $     533
   Senior secured project note .......           -            -           -           -           -
                                         ---------    ---------   ---------   ---------   ---------

     Total liabilities ...............         223        2,512       1,062       1,129         533
                                         ---------    ---------   ---------   ---------   ---------
   Guarantors' equity ................     118,858      402,813     111,146     109,580     114,210
                                         ---------    ---------   ---------   ---------   ---------
Total liabilities and guarantors'
   equity ............................   $ 119,081    $ 405,325   $ 112,208   $ 110,709   $ 114,743
                                         =========    =========   =========   =========   =========

                                           VULCAN                            ADJUSTMENTS/   COMBINED
                                             BNG     MINERALS      TURBO     ELIMINATIONS    TOTAL
                                         ---------   ---------    -------    ------------   --------
December 31, 2002:
Assets:
  Restricted cash ....................   $       -   $       1    $       -      $     -     $      1
  Accounts receivable and
    other assets .....................       3,715       1,150          621          258       33,846
  Due from affiliates ................      55,283     (17,026)      (3,805)    (117,052)     101,854
  Properties, plants, contracts
    and equipment, net ...............      57,554     166,771        9,314      212,000      644,951
  Management fee and
  Goodwill ...........................           -           -            -      189,545      189,545
  Investments in partnerships ........           -           -            -     (450,198)           -
                                         ---------   ---------    ---------    ---------    ---------
Total assets .........................   $ 116,552   $ 150,896    $   6,130    $(165,447)   $ 970,197
                                         =========   =========    =========    =========    =========

 Liabilities and Guarantors' Equity:
   Accounts payable, accrued
     liabilities and deferred taxes ..   $   1,291   $  (2,390)   $   1,670    $ 118,763    $ 124,793
   Senior secured project note .......           -     137,790            -      106,326      244,116
                                         ---------   ---------    ---------    ---------    ---------


     Total liabilities ...............       1,291     135,400        1,670      225,089      368,909
                                         ---------   ---------    ---------    ---------    ---------
   Guarantors' equity ................     115,261      15,496        4,460     (390,536)     601,288
                                         ---------   ---------    ---------    ---------    ---------
Total liabilities and guarantors'
   equity ............................   $ 116,552   $ 150,896    $   6,130    $(165,447)   $ 970,197
                                         =========   =========    =========    =========    =========

Condensed combining statements of operations including information of the Guarantors' pro rata interest in the respective entities for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):


                              VULCAN
                              POWER         CEOC      ELMORE     DEL RANCH    LEATHERS
                             --------     --------    -------    ---------    --------
December 31, 2003:
Revenue .................    $    648     $  5,071    $ 23,821    $ 23,204    $ 23,347
Costs and expenses ......         908          470      21,656      20,402      21,496
                             --------     --------    --------    --------    --------
Net income (loss) .......    $   (260)    $  4,601    $  2,165    $  2,802    $  1,851
                             ========     ========    ========    ========    ========

December 31, 2002:
Revenue .................    $  1,352     $  4,214    $ 23,712    $ 23,702    $ 23,564
Costs and expenses ......         689            -      21,104      19,812      23,705
                             --------     --------    --------    --------    --------
Net income (loss) .......    $    663     $  4,214    $  2,608    $  3,890    $   (141)
                             ========     ========    ========    ========    ========

December 31, 2001:
Revenue .................    $  1,757     $  5,417    $ 31,165    $ 28,446    $ 30,591
Costs and expenses ......         884        1,302      23,787      24,918      25,299
                             --------     --------    --------    --------    --------
Net income (loss) .......    $    873     $  4,115    $  7,378    $  3,528    $  5,292
                             ========     ========    ========    ========    ========

                              VULCAN                            ADJUSTMENTS/     COMBINED
                                BNG      MINERALS      TURBO    ELIMINATIONS (1)  TOTAL
                             --------    --------     --------  ---------------- --------
December 31, 2003:
Revenue .................    $ 21,615    $    659     $  3,388    $ (4,928)      $ 96,825
Costs and expenses ......      15,737      47,001        2,918       5,935        136,523
                             --------    --------     --------    --------       --------
Net income (loss) .......    $  5,878    $(46,342)    $    470    $(10,863)      $(39,698)
                             ========    ========     ========    ========       ========

December 31, 2002:
Revenue .................    $ 22,222    $    288     $  2,246    $ (4,860)      $ 96,440
Costs and expenses ......      15,822      33,413        2,062      (9,339)       107,268
                             --------    --------     --------    --------       --------
Net income (loss) .......    $  6,400    $(33,125)    $    184    $  4,479       $(10,828)
                             ========    ========     ========    ========       ========

December 31, 2001:
Revenue .................    $ 28,375    $    847     $  5,082    $ (5,362)      $126,318
Costs and expenses ......      18,170       5,271        2,797       7,805        110,233
                             --------    --------     --------    --------       --------
Net income (loss) .......    $ 10,205    $ (4,424)    $  2,285    $(13,167)      $ 16,085
                             ========    ========     ========    ========       ========

(1) Adjustments and eliminations include, among other items, the year's income tax benefit or provision, interest expense on senior secured project notes (excluding the Minerals debt) and the elimination of intercompany royalty and administration charges. Additionally, the Guarantors completed their 2003 annual goodwill impairment test as of October 31, 2003 and, as a result of the assessment, recognized an impairment of $21.2 million which is included as an adjustment to costs and expenses above in 2003.

7.   INCOME TAXES

The provision (benefit) for income tax for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

                                          2003         2002         2001
                                        --------     --------     ---------

     Current:
     Federal .......................    $(25,593)    $(12,450)    $  8,190
     State .........................      (7,091)      (3,450)       2,813
                                        --------     --------     --------
                                         (32,684)     (15,900)      11,003
                                        --------     --------     --------

     Deferred:
     Federal .......................      12,172        2,074          880
     State .........................       3,533          693         (155)
                                        --------     --------     --------
                                          15,705        2,767          725
                                        --------     --------     --------
     Total provision ...............    $(16,979)    $(13,133)    $ 11,728
                                        ========     ========     ========

The net deferred tax liability at December 31, 2003 and 2002 was as follows (in thousands):

                                                        2003          2002
                                                     ---------     ----------

  Deferred tax liabilities-
     Properties, plant, contracts and equipment..    $ 133,041     $ 116,430
                                                     ---------     ---------
  Deferred tax assets:
     Accruals not currently deductible
       for tax purposes .........................       (4,287)       (3,966)
     Energy credits .............................       (6,142)       (5,557)
     AMT credit .................................       (2,057)       (2,057)
                                                     ---------     ---------
        Total deferred tax assets ...............      (12,486)      (11,580)
                                                     ---------     ---------
  Net deferred tax liabilities ..................    $ 120,555     $ 104,850
                                                     =========     =========

The reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes is as follows:

                                                 2003      2002      2001
                                                 ----      ----      ----

    Federal statutory rate ..................    35.0%     35.0%     35.0%
    Adjustments to taxes resulting from:
       Percentage depletion .................     4.0      14.5      (8.6)
       Investment and energy tax credits ....     0.9       1.5      (1.2)
       Goodwill impairment/amortization .....    (13.1)       -       3.6
       State taxes, net of federal benefit ..     4.1       5.6       5.0
       Other ................................    (0.9)     (1.8)        -
                                                 ----      ----      ----
    Effective tax rate ......................    30.0%     54.8%     33.8%
                                                 ====      ====      ====

During 2002, the Partnership Guarantors made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $3.1 million in 2002.

8.   COMMITMENTS AND CONTINGENCIES

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $76.9 million owed under the power purchase agreements with certain Guarantors (excluding CE Turbo Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $14.1 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison disputed a portion of the settlement agreement and failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $1.9 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allocation were written off during 2003.

On June 11, 2003, certain Guarantors (excluding the CE Turbo project) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and the Salton Sea II Project uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II Project deration and the rescission of such deration. The amounts previously withheld for the Salton Sea II Project deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the CE Turbo Project has not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $0.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this receivable.

Minerals
--------

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the contract, the Guarantors drew $29.6 million under the EPC contract letter of credit on July 20, 2001. The liquidated damages were accounted for as a reduction of the capitalized costs of the project. After the default termination of the Zinc Recovery Project EPC Contract, Minerals entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. ("AMEC") to complete the Zinc Recovery Project. The contract with AMEC has expired.

On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against Minerals characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim. On August 7, 2001, Minerals filed an Answering Statement and Counterclaim against Kvaerner. Minerals denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. Minerals alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, Minerals has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit.

On May 23, 2002, Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

On May 25, 2001, Minerals entered into a Services Agreement for engineering, procurement and construction management services (the "AMEC Agreement") with AMEC in connection with the resolution of numerous problems that affected the timely completion of Minerals' Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to Minerals that AMEC claims are due and payable under the AMEC Agreement. Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by Minerals to AMEC based on AMEC's lack of a contractor's license in California. The lawsuit also included claims by Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

Environmental Liabilities
-------------------------

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2003 and 2002, the environmental liabilities recorded on the balance sheet were not material.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying balance sheets of the Salton Sea Royalty LLC (the "Company")as of December 31, 2003 and 2002, and the related statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Salton Sea Royalty LLC as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2002 the Salton Sea Royalty LLC changed its accounting for goodwill and other intangible assets.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 20, 2004

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                                2003      2002
                                                              -------    -------
                                     ASSETS
Current assets-Prepaid expenses and other assets .........    $     5    $    13
Royalty stream, net ......................................     13,002     14,011
Goodwill .................................................     30,464     30,464
Due from affiliates ......................................     48,413     39,503
                                                              -------    -------
TOTAL ASSETS .............................................    $91,884    $83,991
                                                              =======    =======

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accrued liabilities ....................................    $     5    $     7
  Current portion of long-term debt ......................        408        304
                                                              -------    -------
    Total current liabilities ............................        413        311
Senior secured project note ..............................        437        845
                                                              -------    -------
  Total liabilities ......................................        850      1,156
                                                              -------    -------

Commitments and contingencies

Members' equity:
  Common stock, par value $.01 per share; 100 shares
    authorized, issued and outstanding ...................          -          -
  Additional paid-in capital .............................      1,561      1,561
  Retained earnings ......................................     89,473     81,274
                                                              -------    -------
    Total members' equity ................................     91,034     82,835
                                                              -------    -------
TOTAL LIABILITIES AND MEMBERS' EQUITY ....................    $91,884    $83,991
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       2003      2002      2001
                                                     -------   -------   -------

REVENUE - ROYALTY INCOME .........................   $12,509   $12,577   $16,882
COSTS AND EXPENSES:
  Operating, general and administrative expenses..     3,216     3,280     4,420
  Amortization of royalty stream and goodwill ....     1,009       854     1,762
  Interest expense ...............................        85       272       608
                                                     -------   -------   -------
    Total costs and expenses .....................     4,310     4,406     6,790
                                                     -------   -------   -------
NET INCOME .......................................   $ 8,199   $ 8,171   $10,092
                                                     =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          STATEMENTS OF MEMBERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                  (Amounts in thousands, except share amounts)

                                  COMMON STOCK    ADDITIONAL
                                 --------------    PAID-IN    RETAINED    TOTAL
                                 SHARES  AMOUNT    CAPITAL    EARNINGS   EQUITY
                                 ------  ------    -------    --------   ------

BALANCE, JANUARY 1, 2001 ....      100    $   -    $ 1,561    $63,011    $64,572

Net income ..................        -        -          -     10,092     10,092

--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 ..      100    $   -    $ 1,561    $73,103    $74,664

Net income ..................        -        -          -      8,171      8,171

--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ..      100    $   -    $ 1,561    $81,274    $82,835

Net income ..................        -        -          -      8,199      8,199

--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 ..      100   $    -    $ 1,561    $89,473    $91,034

================================================================================

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   2003       2002        2001
                                                                  -------    -------    ---------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ..................................................   $ 8,199    $ 8,171    $ 10,092
  Adjustments to reconcile net income to net cash provided by operating activities -
    Amortization of royalty stream and goodwill ...............     1,009        854       1,762
  Changes in assets and liabilities:
    Prepaid expenses and other assets .........................         8         18          51
    Accrued liabilities .......................................        (2)       (22)        (28)
                                                                  -------    -------    --------
      Net cash flows from operating activities ................     9,214      9,021      11,877
                                                                  -------    -------    --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from affiliates .........................................    (8,910)    (5,561)     (7,443)
  Repayment of senior secured project note ....................      (304)    (3,460)     (4,434)
                                                                  -------    -------    --------
    Net cash flows from financing activities ..................    (9,214)    (9,021)    (11,877)
                                                                  -------    -------    --------
NET CHANGE IN CASH ............................................         -          -           -
Cash at beginning of year .....................................         -          -           -
                                                                  -------    -------    --------
CASH AT END OF YEAR ........................................... $       -  $       -    $      -
                                                                  =======    =======    ========
SUPPLEMENTAL DISCLOSURE -
  Interest paid ...............................................   $    43    $   579    $    585
                                                                  =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

Salton Sea Royalty LLC (the "Royalty Company") is a special-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation (the "Funding Corporation") an indirect wholly-owned subsidiary of Magma Power Company ("Magma"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC").

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

The Royalty Company receives an assignment of royalties and certain fees paid by three partnership projects; Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). All of the Partnership Projects are engaged in the operation of geothermal power plants located in the Imperial Valley of California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenue of the Partnership Projects.

Each of the Partnership Projects, sells electricity generated by the respective plants pursuant to four long-term power purchase agreements ("SO4 Agreements") between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Partnership Projects entered into agreements that provide for a fixed energy payment per kilowatt-hour ("kWh") in lieu of Edison's Avoided Cost of Energy. The fixed energy payments were 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison's Avoided Cost of Energy.

For the year ended December 31, 2003, 2002 and 2001, Edison's average Avoided Cost of Energy was 5.4 cents, 3.5 cents and 7.4 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year-to-year, primarily based on the future cost of gas.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying statement of operations presents revenue and expenses, which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a carve out of information from Magma and certain of its affiliates. Such revenue, net of related expenses, guarantee loans from the Funding Corporation, a wholly-owned subsidiary of Magma.

The financial statements reflect the acquisition of Magma and the resulting push
down  to  the  Royalty  Company  of  the  accounting  as  a  purchase   business
combination.

Income taxes are the responsibility of the partners and the Royalty Company has no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Company has no tax obligations.

Reclassifications
-----------------

Certain amounts in the fiscal 2002 and 2001 financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2003 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill
--------

On January 1, 2002, the Royalty Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Royalty Company's related amortization consists solely of goodwill amortization, which has no income tax effect. In accordance with SFAS 142, the Royalty Company tests goodwill for impairment annually, using a discounted cash flow methodology. No impairment was indicated as a result of the impairment tests.

Following is a reconciliation of net income as originally reported for the years ended December 31, 2003, 2002 and 2001, to adjusted net income (in thousands):

                                         2003      2002      2001
                                        ------    ------    -------

            Reported net income ....    $8,199    $8,171    $10,092
            Goodwill amortization ..         -         -        908
                                        ------    ------    -------
            Adjusted net income ....    $8,199    $8,171    $11,000
                                        ======    ======    =======


Royalty Stream
--------------

The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20-year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 2003 and 2002, accumulated amortization was $47.5 million and $46.5 million, respectively.

The Royalty Company periodically evaluates long-lived assets and certain identifiable assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Royalty Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write-down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

Fair Values of Financial Instruments
------------------------------------

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Guarantors could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Short-term debt - Due to the short-term nature of the short-term debt, the fair value approximates the carrying value.

Debt-instruments -- The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks.

3.   SENIOR PROJECT NOTE

The Royalty Company has a project note payable to Funding Corporation at an interest rate of 7.37%. Principal maturities of the senior secured project note are as follows (in thousands):

                                              AMOUNTS
                                              -------

                            2004 ..........    $408
                            2005 ..........     437
                                               ----
                            Total .........    $845
                                               ====

The estimated fair values of the senior secured project note at December 31, 2003 and 2002 were $0.9 million and $1.1 million, respectively.

The Royalty Company has also guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $463.6 million at December 31, 2003. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Royalty Company. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Funding Corporation's and the Guarantors' management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Funding Corporation's and the Guarantors' disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Funding Corporation's and the Guarantors' management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Funding Corporation's and the Guarantors' disclosure controls and procedures were effective. There have been no significant changes in the Funding Corporation's and the Guarantors' internal controls or in other factors that could significantly affect internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the current executive officers of the Funding Corporation and the Guarantors and their positions with the Funding Corporation and each of the Guarantors (or general partner thereof):

     EXECUTIVE OFFICER                   POSITION
     -----------------                   --------

     Stefan A. Bird                      President
     Gregory E. Abel*                    Director
     Wayne F. Irmiter                    Vice President and Controller
     Douglas L. Anderson                 Senior Vice President
     Ian A. Bourne                       Director
     J. Thomas Coyle                     Director
     Patrick J. Goodman                  Director
     Mitchell L. Pirnie                  Vice President, General Counsel
                                           and Director

     * Gregory E. Abel is Director of CalEnergy Minerals and Salton Sea Minerals Corp. only.

STEFAN A. BIRD, 37, President of CE Generation, LLC ("CE Generation") and each Guarantor subsidiary, is responsible for independent power plant operations and construction in the United States. Mr. Bird joined MidAmerican Energy Holdings Company ("MEHC") in January of 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MEHC, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Finance Services in Fribourg, Switzerland; Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

GREGORY E. ABEL, 41, Director for CalEnergy Minerals and Salton Sea Minerals Corp. only. Mr. Abel joined MEHC in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

WAYNE F. IRMITER, 38, Vice President and Controller. Mr. Irmiter joined MEHC as Vice President and Chief Accounting Officer in November 2002. Mr. Irmiter is a Certified Public Accountant and from 1988 to 1993 he worked in public accounting. Most recently, Mr. Irmiter was with Gateway, Inc. in various management positions including Director-Strategic Initiatives and Director-Finance.

DOUGLAS L. ANDERSON, 45, Senior Vice President. Mr. Anderson joined MEHC in February 1993. Prior to that, Mr. Anderson was an attorney in private practice.

IAN A. BOURNE, 56, Executive Vice President and Chief Financial Officer of TransAlta Corporation and a director of CE Generation and each Guarantor subsidiary. Mr. Bourne joined TransAlta Corporation in January 1998 as Senior Vice President and Chief Financial Officer and was appointed to his current position June 1, 1998. Immediately prior to joining TransAlta Corporation, Mr. Bourne had been Senior Vice President and Chief Financial Officer of Canada Post Corporation from 1992. Prior to 1992 Mr. Bourne gained extensive financial experience with General Electric, including positions as European Treasurer, based in London; Chief Financial Officer for GE Canada, and Chief Financial Officer for GE Medical Systems Europe, based in Paris.

J. THOMAS COYLE, 56, President of TransAlta Energy Marketing U.S. Inc. and a director of CE Generation and each assigning subsidiary. Mr. Coyle joined
TransAlta in 1998 as Director, Risk Portfolio Management, Energy Marketing. Prior to joining TransAlta, Mr. Coyle held various positions at Petro-Canada from 1986 to 1997 including Portfolio Manager - Natural Gas Marketing, Manager Market Development - Natural Gas Marketing and Risk Manager.

PATRICK J. GOODMAN, 37, Senior Vice President and Chief Financial Officer of MEHC and Director of CE Generation and each Guarantor subsidiary. Mr. Goodman joined MEHC in 1995 and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MEHC, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

MITCHELL L. PIRNIE, 45, Vice President, General Counsel and Director of CE Generation and each Guarantor subsidiary. Mr. Pirnie joined MEHC in November 1997. Prior to joining MEHC, Mr. Pirnie was engaged in the private practice of law in Omaha, Nebraska.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Funding Corporation and the Guarantors do not have a separately designated audit committee. No member of their respective Board of Directors, as applicable, has the qualifications required to be considered an independent audit committee financial expert for purposes of the SEC rules and regulations. Currently, the Funding Corporation and the Guarantors are not required to have an audit committee or an audit committee financial expert under the Sarbanes-Oxley Act of 2002 or any other applicable regulation.

CODE OF ETHICS

The Funding Corporation and the Guarantors have adopted a code of ethics that applies to its principal executive officer, principal financial officer and to its controller. The code of ethics is filed as an exhibit to this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Description of Capital Stock
----------------------------

As of December 31, 2003, the authorized capital stock of the Funding Corporation consisted of 1,000 shares of common stock, par value $0.01 per share (the "Common Stock"), of which 100 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2003, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

The Funding Corporation does not expect in the foreseeable future to pay any dividends on the Common Stock. The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Holders
-----------------

Since the formation of the Funding Corporation in June 1995, all of the outstanding shares of Common Stock have been owned by Magma. Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other Relationships and Related Transactions
--------------------------------------------

The Salton Sea Projects' and the Partnership Projects' geothermal power plants are owned, administered and operated by Magma or subsidiaries of Magma. Geothermal fluid supplying these facilities is provided from Magma's (or a subsidiary's) geothermal resource holdings in the SSKGRA.

In providing rights to geothermal resources and/or geothermal fluids, administering and operating the geothermal power plants, and disposing of solids from these facilities, Magma (directly and through subsidiaries) receives certain royalties, cost reimbursements and fees for its services and the rights it provides. See the financial statements in Item 8.

The Funding Corporation believes that the transactions with related parties described above, taking into consideration all of the respective terms and conditions of each of the relevant contracts and agreements, are at least as favorable to the Guarantors as those which could have been obtained from unrelated parties in arms' length negotiations.

Relationship of the Funding Corporation and the Guarantors to Magma and MEHC
----------------------------------------------------------------------------

The Funding Corporation is a wholly owned direct subsidiary of Magma organized for the sole purpose of acting as issuer of the Securities. The Funding Corporation is restricted, pursuant to the terms of the Indenture, to acting as issuer of the Securities and other indebtedness as permitted under the Indenture, making loans to the Guarantors pursuant to the Credit Agreements, and transactions related thereto. The Funding Corporation and each of the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) have been organized and are operated as legal entities separate and apart from MEHC, El Paso, TransAlta, CE Generation, Magma and any other Affiliates of MEHC, El Paso, TransAlta, CE Generation or Magma, and, accordingly, the assets of the Funding Corporation and the Guarantors (and, in the case of SSBP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) will not be generally available to satisfy the obligations of MEHC, El Paso, CE Generation, Magma or any other Affiliates of MEHC, El Paso, TransAlta, CE Generation or Magma; provided, however, that unrestricted cash of the Funding Corporation and the Guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC, El Paso, TransAlta, CE Generation, Magma or Affiliates thereof..

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MEHC entered into an administrative services agreement with CE Generation. The agreement includes principal accountant fees and services for CE Generation, the Funding Corporation and the Guarantors. The Funding Corporation and the
Guarantors do not have preapproval policies and procedures and do not specifically identify principal accountant fees and services as they are part of the administrative fees paid to MEHC. The fees and services of the Funding Corporation's and the Guarantors' principal accountant are preapproved by the audit committee of MEHC.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          a)   Financial Statements and Schedules

               (i)  Financial Statements

                    Financial Statements are included in Part II of this Form 10-K

               (ii) Financial Statement Schedules


                    See Schedule II on page 81.
                    Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto

          b)   Reports on Form 8-K

               None.

          c)   Exhibits

               The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

               For the purposes of complying with the amendments to the rules governing Form S-4 effective July 13, 1990 under the Securities Act of 1933, the undersigned hereby undertakes as follows, which undertaking shall be incorporated by reference into the Funding Corporation's currently effective Registration Statements on Form S-4.

               Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

          d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

               Not Applicable

                                                                   SCHEDULE II


                         SALTON SEA FUNDING CORPORATION
                   COMBINED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003


              COLUMN A               COLUMN B     COLUMN C    COLUMN D    COLUMN E
                                    BALANCE AT   ADDITIONS
                                   BEGINNING OF  CHARGED TO               BALANCE AT
                                      YEAR        INCOME     DEDUCTIONS  END OF YEAR
                                   ------------  ----------  ----------  -----------
Allowance for doubtful accounts
  Salton Sea Guarantors:

    Year ended 2003 ............     $ 3,800      $ 2,433     $   756     $ 5,477

    Year ended 2002 ............     $ 9,829      $   756     $ 6,785     $ 3,800

    Year ended 2001 ............     $     -      $ 9,829     $     -     $ 9,829


  Partnership Guarantors:

    Year ended 2003 ............     $ 2,696      $     -     $ 1,905     $   791

    Year ended 2002 ............     $14,925      $ 1,905     $14,134     $ 2,696

    Year ended 2001 ............     $     -      $14,925     $     -     $14,925


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                         SALTON SEA FUNDING CORPORATION

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                             Date
-----------------------------                       -----------------

/s/ Stefan A. Bird                                  February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter                                February 27, 2004
--------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                              February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                   February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                 February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                              February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                       SALTON SEA BRINE PROCESSING, L.P.,
                        a California limited partnership

                   By: Salton Sea Power Company, a California
                        corporation, its general partner

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                             Date
-------------------------------                     -----------------

/s/ Stefan A. Bird                                  February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                               February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/  Mitchell L. Pirnie                             February 27, 2004
-----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/  Ian A. Bourne                                  February 27, 2004
------------------
Ian A. Bourne
Director

/s/  J. Thomas Coyle                                February 27, 2004
--------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                              February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                       SALTON SEA POWER GENERATION, L.P.,
                        a California limited partnership

                   By: Salton Sea Power Company, a California
                        corporation, its general partner

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                              Date
------------------------------                      -----------------

/s/ Stefan A. Bird                                  February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                               February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                              February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                   February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                 February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                              February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                               FISH LAKE POWER LLC

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                              Date
-----------------------------                        -----------------

/s/ Stefan A. Bird                                   February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                               February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                    February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                  February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                               February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                              VULCAN POWER COMPANY

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                               Date
------------------------------                       -----------------

/s/ Stefan A. Bird                                   February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                               February 27, 2004
-----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                    February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                  February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                               February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                         CALENERGY OPERATING CORPORATION

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                 Date
------------------------------                         ------------------

/s/ Stefan A. Bird                                     February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                  February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                 February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                      February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                    February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                 February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                             SALTON SEA ROYALTY LLC

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
-------------------------------                        -----------------

/s/ Stefan A. Bird                                     February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                  February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                 February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                      February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                    February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                 February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                LEATHERS, L.P., a California limited partnership

                      By: CalEnergy Operating Corporation,
                   a Delaware corporation, its general partner

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                    Date
-------------------------------                            -----------------

/s/ Stefan A. Bird                                         February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                      February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                     February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                          February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                        February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                     February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                  ELMORE L.P., a California limited partnership

                      By: CalEnergy Operating Corporation,
                   a Delaware corporation, its general partner

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
-------------------------------                       -----------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
------------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
--------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                DEL RANCH L.P., a California limited partnership

                      By: CalEnergy Operating Corporation,
                   a Delaware corporation, its general partner

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
------------------------------                        ------------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                   VPC GEOTHERMAL LLC., a Delaware corporation

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                              Date
-------------------------------                     -----------------

/s/ Stefan A. Bird                                  February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                               February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                              February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                   February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                 February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                              February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                 NIGUEL ENERGY COMPANY, a California corporation

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
-------------------------------                       -----------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                 CONEJO ENERGY COMPANY, a California corporation


                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
-------------------------------                       ------------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

               SAN FELIPE ENERGY COMPANY, a California corporation

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                               Date
------------------------------                        -----------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                       VULCAN/BN GEOTHERMAL POWER COMPANY,
                          a Nevada general partnership

                            By: VULCAN POWER COMPANY,
                          a Nevada corporation, Partner

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
------------------------------                        ------------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                            SALTON SEA POWER L.L.C.,
                      a Delaware Limited Liability Company

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                 Date
-------------------------------                        -----------------

/s/ Stefan A. Bird                                     February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                  February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                 February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                      February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                    February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                 February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

               CE TURBO LLC, a Delaware Limited Liability Company

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
------------------------------                        -----------------

/s/ Stefan A. Bird                                    February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/  Wayne F. Irmiter                                 February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Mitchell L. Pirnie                                February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

/s/ Ian A. Bourne                                     February 27, 2004
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                   February 27, 2004
-------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                February 27, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                   CE SALTON SEA INC., a Delaware Corporation

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                 Date
------------------------------                          -----------------

/s/ Stefan A. Bird                                      February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)


/s/  Wayne F. Irmiter                                   February 27, 2004
---------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)


/s/ Mitchell L. Pirnie                                  February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director


/s/ Ian A. Bourne                                       February 27, 2004
-----------------
Ian A. Bourne
Director


/s/ J. Thomas Coyle                                     February 27, 2004
-------------------
J. Thomas Coyle
Director


/s/ Patrick J. Goodman                                  February __, 2004
----------------------
Patrick J. Goodman
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

          CALENERGY MINERALS LLC, a Delaware Limited Liability Company

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                Date
-----------------------------                          -----------------

/s/ Stefan A. Bird                                     February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer)


/s/ Gregory E. Abel                                    February 27, 2004
-------------------
Gregory E. Abel
Director


/s/ Patrick J. Goodman                                 February 27, 2004
----------------------
Patrick J. Goodman
Director, Senior Vice President
  and Chief Financial Officer
(Principal Accounting Officer)


/s/ Mitchell L. Pirnie                                 February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2004.

                SALTON SEA MINERALS CORP., a Delaware Corporation

                             By: /s/ Stefan A. Bird
                                 ------------------
                                 Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

     Signature                                                  Date
---------------------------------                        -----------------

/s/ Stefan A. Bird                                       February 27, 2004
------------------
Stefan A. Bird
President
(Principal Executive Officer


/s/  Gregory E. Abel                                     February 27, 2004
--------------------
Gregory E. Abel
Director


/s/  Patrick J. Goodman                                  February 27, 2004
-----------------------
Patrick J. Goodman
Director, Senior Vice President
  and Chief Financial Officer
(Principal Accounting Officer)


/s/ Mitchell L. Pirnie                                   February 27, 2004
------------------------
Mitchell L. Pirnie
Vice President, General Counsel
  and Director

                                  EXHIBIT INDEX


Exhibit No.
-----------

3.1 Articles of Incorporation of the Funding Corporation (incorporated by reference to Exhibit 3.1 to the Funding Corporation Registration Statement on Form S-4 dated August 9, 1995, 33-95538 ("Form S-4")).

3.2 By-laws of the Funding Corporation (incorporated by reference to Exhibit 3.2 to the Funding Corporation Form S-4).

3.3       Limited  Partnership  Agreement of SSBP  (incorporated by reference to
          Exhibit 3.3 to the Funding Corporation Form S-4).

3.4       Limited  Partnership  Agreement of SSPG  (incorporated by reference to
          Exhibit 3.4 to the Funding Corporation Form S-4).

3.5 Certificate of Formation of Fish Lake, LLC (incorporated by reference to Exhibit 3.5 to the Amendment No. 1 dated June 29, 1999 of the Funding Corporation Form S-4 ("99 Form S 4)).

3.6 Limited Liability Company Agreement of Fish Lake (incorporated by reference to Exhibit 3.6 to the Funding Corporation Form 99 Form S-4).

3.7       Articles of Incorporation of VPC (incorporated by reference to Exhibit
          3.7 to the Funding Corporation Form S-4).

3.8 By-laws of VPC (incorporated by reference to Exhibit 3.8 to the Funding Corporation Form S-4).

3.9 Articles of Incorporation of CEOC (incorporated by reference to Exhibit 3.9 to the Funding Corporation Form S-4).

3.10 By-laws of CEOC (incorporated by reference to Exhibit 3.10 to the Funding Corporation Form S-4).

3.11 Certificate of Formation of the Royalty Guarantor (incorporated by reference to Exhibit 3.11 to the Funding Corporation 99 Form S-4).

3.12      Limited   Liability   Company   Agreement  of  the  Royalty  Guarantor
          (incorporated by reference to Exhibit 3.12 to the Funding Corporation 99 Form S-4).

3.13 Certificate of Formation of VPC Geothermal (incorporated by reference to Exhibit 3.13 to the Funding Corporation 99 Form S 4).

3.14 Limited Liability Company Agreement of VPG Geothermal (incorporated by reference to Exhibit 3.14 to the Funding Corporation 99 Form S-4).

3.15      Articles of Incorporation of San Felipe  (incorporated by reference to
          Exhibit 3.15 to the Funding Corporation Registration Statement of Form S-4 dated July 2, 1996, 333-07527 ("Funding Corporation II Form S-4")).

3.16 By-laws of San Felipe (incorporated by reference to Exhibit 3.16 to the Funding Corporation II Form S-4).

3.17 Articles of Incorporation of Conejo (incorporated by reference to Exhibit 3.17 to the Funding Corporation II Form S-4).

3-18 By-laws of Conejo (incorporated by reference to Exhibit 3.18 to the Funding Corporation II Form S-4).

3.19 Articles of Incorporation of Niguel (incorporated by reference to Exhibit 3.19 to the Funding Corporation II Form S-4).

3.20 By-laws of Niguel (incorporated by reference to Exhibit 3.20 to the Funding Corporation II Form S-4).

3.21      General Partnership  Agreement of Vulcan (incorporated by reference to
          Exhibit 3.21 to the Funding Corporation II Form S-4).

3.22 Limited Partnership Agreement of Leathers (incorporated by reference to Exhibit 3.22 to the Funding Corporation II Form S-4).

3.23 Amended and Restated Limited Partnership Agreement of Del Ranch (incorporated by reference to Exhibit 3.23 to the Funding Corporation II Form S-4).

3.24      Amended  and  Restated   Limited   Partnership   Agreement  of  Elmore
          (incorporated by reference to Exhibit 3.24 to the Funding Corporation II Form S-4).

3.25 Certificate of Formation of CalEnergy Minerals LLC (incorporated by reference to Exhibit 3.25 to the Funding Corporation 99 Form S-4)

3.26      Limited  Liability   Company  Agreement  of  CalEnergy   Minerals  LLC
          (incorporated by reference to Exhibit 3.26 to the Funding Corporation 99 Form S-4).

3.27      Certificate of Formation of CE Turbo LLC (incorporated by reference to
          Exhibit 3.27 to the Funding Corporation 99 Form S-4).

3.28 Limited Liability Company Agreement of CE Turbo LLC (incorporated by reference to Exhibit 3.28 to the Funding Corporation 99 Form S-4).

3.29 Articles of Incorporation of CESS (incorporated by reference to Exhibit 3.29 to the Funding Corporation 99 Form S-4).

3.30 By-laws of CESS (incorporated by reference to Exhibit 3.30 to the Funding Corporation 99 Form S-4).

3.31 Articles of Incorporation of SSMC (incorporated by reference to Exhibit 3.31 to the Funding Corporation 99 Form S-4).

3.32 By-laws of SSMC (incorporated by reference to Exhibit 3.32 to the Funding Corporation 99 Form S-4).

3.33      Certificate  of Formation of Power LLC  (incorporated  by reference to
          Exhibit 3.33 to the Funding Corporation 99 Form S-4).

3.34 Limited Liability Company Agreement of Power LLC (incorporated by reference to Exhibit 3.34 to the Funding Corporation 99 Form S-4).

4.1(a) Indenture, dated as of July 21, 1995, between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(a) to the Funding Corporation FormS-4).

4.1(b) First Supplemental Indenture, dated as of October 18, 1995, between Chemical Trust Company of California and the Funding Corporation
          (incorporated   by  reference   to  Exhibit   4.1(b)  to  the  Funding
          Corporation Form S-4).

4.1(c) Second Supplemental Indenture, dated as of June 20, 1996, between Chemical Trust Company of California and the Funding Corporation
          (incorporated   by  reference   to  Exhibit   4.1(c)  to  the  Funding
          Corporation II Form S-4).

4.1(d) Third Supplemental Indenture between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(d) to the Funding Corporation II Form S-4).

4.1(e) Fourth Supplemental Indenture between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(e) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.2 Amended and Restated Salton Sea Secured Guarantee, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.2 to the Funding Corporation Form S-4).

4.3 Second Amended and Restated Partnership Secured Limited Guarantee, dated as of October 13, 1998 by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.3(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.4 Royalty Guarantor Secured Limited Guarantee, dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.4 to the Funding Corporation Form S-4).

4.5       Intentionally left blank.

4.6(a)    Collateral Agency and Intercreditor Agreement,  dated as of July 21,
          1995,  by  and  among  Credit   Suisse,   Chemical  Trust  Company  of
          California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6 to the Funding Corporation Form S-4).

4.6(b)    First  Amendment  to  the  Collateral   Agency  and   Intercreditor
          Agreement, dated as of June 20, 1996, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(b) to the Funding Corporation II Form S-4).

4.6(c)    Second  Amendment  to  the  Collateral   Agency  and  Intercreditor
          Agreement, dated as of October 13, 1998, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.7 Stock Pledge Agreement, dated as of July 21, 1995, by Magma Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.7 to the Funding Corporation Form S-4).

4.8       Intentionally left blank.

4.9 Support Letter, dated as of July 21, 1995, by and among Magma Power Company, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.9 to the Funding Corporation Form S-4).

4.10 Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of July 21, 1995, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10 to the Funding Corporation Form S-4).

4.10(a) Amendment to Notes and to Amended Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated October 13, 1998, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.11 Revolving Credit Agreement, dated as of July 21, 1995, by and among Credit Suisse and the Funding Corporation (incorporated by reference to Exhibit 4.11 to the Funding Corporation Form S-4).

4.12 Amended and Restated Salton Sea Credit Agreement, dated October 13, 1998, by and among SSBP, SSPG, Power LLC and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation 99 Form S-4).

4.13 Salton Sea Project Note (SSI), dated October 13, 1998, by SSBP, SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13 to the Funding Corporation 99 Form S-4).

4.13a Salton Sea Project Note (SSIII), dated October 13, 1998, by SSBP, SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13(a) to the Funding Corporation 99 Form S-4).

4.14 Amended and Restated Deposit and Disbursement Agreement, dated as of October 13, 1998, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors. (incorporated by reference to Exhibit 4.14 to the Funding Corporation 99 Form S-4).

4.15 Partnership Interest Pledge Agreement, dated as of July 21, 1995, by Magma Power Company and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.15 to the Funding Corporation Form S-4).

4.16 Partnership Interest Pledge Agreement, dated as of July 21, 1995, by SSBP and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.16 to the Funding Corporation Form S-4).

4.17 Stock Pledge Agreement (Pledge of Stock of Fish Lake by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.17 to the Funding Corporation Form S-4).

4.18      Cost  Overrun   Commitment,   dated  as  of  July  21,  1995,  between
          MidAmerican,  SSPG, SSBP and Fish Lake  (incorporated  by reference to
          Exhibit 4.18 to the Funding Corporation Form S-4).

4.19 Second Amended and Restated Partnership Guarantors Credit Agreement, dated October 13, 1998, by and among the Partnership Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.19(c) to the Funding Corporation Form 10-K/A).

4.20 Partnership Guarantors Security Agreement and Assignment of Rights, dated as of July 21, 1995, by CEOC and VPC in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.20 to the Funding Corporation Form S-4).

4.21 Stock Pledge Agreement (Pledge of Stock of CEOC by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.21 to the Funding Corporation Form S-4).

4.22 Stock Pledge Agreement (Pledge of Stock of VPC by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.22 to the Funding Corporation Form S-4).

4.23 Royalty Guarantor Credit Agreement, among the Royalty Guarantor and the Funding Corporation, dated as of July 21, 1995 (incorporated by reference to Exhibit 4.23 to the Funding Corporation Form S-4).

4.24 Royalty Project Note, dated as of July 21, 1995, by the Royalty Guarantor in favor of the Funding Corporation (incorporated by reference to Exhibit 4.24 to the Funding Corporation Form S-4).

4.25 Royalty Security Agreement and Assignment of Revenues, dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.25 to the Funding Corporation Form S-4).

4.26 Royalty Deed of Trust, dated as of July 21, 1995, by the Royalty Guarantor to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.26 to the Funding Corporation Form S-4).

4.27 Stock Pledge Agreement (Pledge of Stock of Royalty Guarantor by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.27 to the Funding Corporation Form S-4).

4.28 Collateral Assignment of the Imperial Irrigation District Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.28 to the Funding Corporation Form S-4).

4.29 Collateral Assignments of Certain Salton Sea Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation Form S-4).

4.30 Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.30 to the Funding Corporation Form S-4).

4.31 Partnership Project Note (SSI), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(a) to the Funding Corporation Form 10-K/A).

4.31(a) Partnership Project Note (SSII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(b) to the Funding Corporation Form 10-K/A).

4.31(b) Partnership Project Note (SSIII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(c) to the Funding Corporation Form 10-K/A).

4.32 Collateral Assignment of the Imperial Irrigation District Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers, VPC and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation II Form S-4).

4.33 Collateral Assignments of Certain Partnership Agreements, dated as of June 20, 1996, by Vulcan Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.31 to the Funding Corporation II Form S-4).

4.34 Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to
          Exhibit 4.32 to the Funding Corporation II Form S-4).

4.35      Intentionally Omitted.

4.36      Intentionally Omitted

4.37 Deed of Trust, dated as of June 20, 1996, by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.35 to the Funding Corporation II Form S-4).

4.37(a) First Amendment to Deed of Trust, dated October 13, 1998 by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37(a) to the Form 10-K/A).

4.38 Deed of Trust, dated as of June 20, 1996, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.36 to the Funding Corporation II Form S-4).

4.38(a) First Amendment to Deed of Trust, dated October 13, 1998, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38(a) to the Form 10-K/A).

4.39 Deed of Trust, dated as of June 20, 1996, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37 to the Funding Corporation II Form S-4).

4.39(a) First Amendment to Deed of Trust, dated October 13, 1998, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.39(a) to the Form 10-K/A).

4.40 Deed of Trust, dated as of June 20, 1996, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38 to the Funding Corporation II Form S-4).

4.40(a) First Amendment to Deed of Trust, dated October 13, 1998, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.40(a) to the Form 10-K/A).

4.41 Stock Pledge Agreement, Dated as of June 20, 1996, by CEOC, pledging the stock of Conejo, Niguel and San Felipe in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.39 to the Funding Corporation II Form S-4).

4.42 Stock Pledge Agreement, dated as of June 20, 1996, by VPC, pledging the stock of BNG in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.40 to the Funding Corporation II Form S-4).

4.43 Partnership Interest Pledge Agreement, dated as of June 20, 1996, by VPC and BNG, pledging the partnership interests in Vulcan in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.41 to the Funding Corporation II Form S-4).

4.44 Partnership Interest Pledge Agreement, dated as of June 20, 1996, by Magma, CEOC and each of Conejo, Niguel, San Felipe, respectively, pledging the partnership interests in Del Ranch, Elmore and Leathers, respectively, in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.42 to the Funding Corporation II Form S-4).

4.45 Agreement regarding Security Documents, dated as of June 20, 1996, by and among the Initial Guarantors, Magma, SSPC, the Funding Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 4.45 to the Funding Corporation II Form S-4).

10.1(a) Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1 to the Funding Corporation Form S-4) .

10.1(b) First Amendment to Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixed Filing, dated as of June 20, 1996, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.2 to the Funding Corporation II Form S-4).

10.1(c) Second Amendment to Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixed Filing, dated as of October 13, 1998, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1(c) to the Form 10-K/A).

10.2 Collateral Assignment of Southern California Edison Company Agreements, dated as of July 21, 1995, by SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.3 to the Funding Corporation Form S-4).

10.3 Contract for the Purchase and Sale of Electric Power from the Salton Sea Geothermal Facility, dated May 9, 1987 (the "Unit 1 Power Purchase Agreement"), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.4 to the Funding Corporation Form S-4).

10.4 Amendment No. 1 to the Unit 1 Power Purchase Agreement, dated as of March 30, 1993, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.5 to the Funding Corporation Form S-4).

10.5 Amendment No. 2 to Unit 1 Power Purchase Agreement, dated November 29, 1994, between Southern California Edison Company and SSPG (incorporated by reference to Exhibit 10.6 to the Funding Corporation Form S-4).

10.6 Contract for the Purchase and Sale of Electric Power, dated April 16, 1985 (the "Unit 2 Power Purchase Agreement"), between Southern
          California Edison Company and Westmoreland Geothermal Associates (incorporated by reference to Exhibit 10.7 to the Funding Corporation Form S-4).

10.7 Amendment No. 1 to Unit 2 Power Purchase Agreement, dated as of December 18, 1987, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Funding Corporation Form S-4).

10.8 Power Purchase Contract, dated April 16, 1985 (the "Unit 3 Power Purchase Agreement"), between Southern California Edison Company and Union Oil Company of California (incorporated by reference to Exhibit
          10.9 to the Funding Corporation Form S-4).

10.9 Power Purchase Contract (the "Unit 4 Power Purchase Agreement"), dated November 29, 1994, between Southern California Edison Company, SSPG and Fish Lake (incorporated by reference to Exhibit 10.10 to the Funding Corporation Form S-4).

10.10 Plant Connection Agreement (Unit 2), dated October 3, 1989, between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.11 to the Funding Corporation Form S-4).

10.11 Plant Connection Agreement, dated August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.12 to the Funding Corporation Form S-4).

10.12 Imperial Irrigation District Funding and Construction Agreements as amended (Units 2 and 3), dated as of June 29, 1987, among the Imperial Irrigation District, Earth Energy, Inc., Chevron Geothermal Company of California, Geo East Mesa No. 3, Inc., Magma Power Company, Desert Power Company, Geo East Mesa No. 2, Inc., Heber Geothermal Company, Ormesa Geothermal, Ormesa Geothermal II, Vulcan/BN Geothermal Power Company, Union Oil Company of California, Del Ranch L.P., Elmore L.P., Leathers L.P., Geo East Mesa Limited Partnership and Imperial Resource Recovery Associates, L.P. (incorporated by reference to Exhibit 10.13 to the Funding Corporation Form S-4).

10.13 Transmission Service Agreement, dated as of October 3, 1989 (Unit 2), between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.14 to the Funding Corporation Form S-4).

10.14 Transmission Service Agreement, dated as of August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.15 to the Funding Corporation Form S-4).

10.15 Plant Connection Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.16 to the Funding Corporation Form S-4).

10.16 Letter Agreement, dated February 2, 1995, between Magma Power Company and the Imperial Irrigation District (incorporated by reference to Exhibit 10.17 to the Funding Corporation Form S-4).

10.17 Transmission Service Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.18 to the Funding Corporation Form S-4).

10.18 Transmission Line Construction Agreement (Unit 4), dated July 14, 1995, between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.19 to the Funding Corporation Form S-4).

10.19 Funding Agreement, dated June 15, 1988 (Unit 2), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.20 to the Funding Corporation Form S-4).

10.20 Second Amended and Restated Administrative Services Agreement, by and among CEOC, SSBP, SSPG and Fish Lake, dated as of July 15, 1995 (incorporated by reference to Exhibit 10.21 to the Funding Corporation Form S-4).

10.21 Second Amended and Restated Operating and Maintenance Agreement, dated as of July 15, 1995, by and among Magma Power Company, SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 10.22 to the Funding Corporation Form S-4).

10.22     Intentionally Omitted.

10.23 Collateral Assignment of Southern California Edison Company Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.23 to the Funding Corporation II Form S-4).

10.24 Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Vulcan (incorporated by reference to Exhibit 10.24 to the Funding Corporation II Form S-4).

10.25 Amended and Restated Construction, Operating and Accounting Agreement, dated as of June 17, 1996, between VPC and Vulcan (incorporated by reference to Exhibit 10.25 to the Funding Corporation II Form S-4).

10.26 Long Term Power Purchase Contract, dated March 1, 1984, as amended, between SCE and Vulcan, as successor to Magma Electric Company (incorporated by reference to Exhibit 10.26 to the Funding Corporation II Form S-4).

10.27 Transmission Service Agreement, dated December 1, 1988, between VPC and IID (incorporated by reference to Exhibit 10.27 to the Funding Corporation II Form S-4).

10.28 Plant Connection Agreement, dated as of December 1, 1988, between VPC and IID (incorporated by reference to Exhibit 10.28 to the Funding Corporation II Form S-4).

10.29 Amended and Restated Administrative Services Agreement, dated as of June 17, 1996 between CEOC and Elmore (incorporated by reference to
          Exhibit 10.29 to the Funding Corporation II Form S-4).

10.30 Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Elmore (incorporated by reference to
          Exhibit 10.30 to the Funding Corporation II Form S-4).

10.31 Long Term Power Purchase Contract, dated June 15, 1984, as amended, between SCE and Elmore, as successor to Magma Electric Company (incorporated by reference to Exhibit 10.31 to the Funding Corporation II Form S-4).

10.32 Transmission Service Agreement, dated as of August 2, 1988, as amended, between Elmore and IID (incorporated by reference to Exhibit
          10.32 to the Funding Corporation II Form S-4).

10.33 Plant Connection Agreement, dated as of August 2, 1988, between Elmore and IID (incorporated by reference to Exhibit 10.33 to the Funding Corporation II Form S-4).

10.34 Amended and Restated Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Leathers (incorporated by reference to
          Exhibit 10.34 to the Funding Corporation II Form S-4).

10.35 Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Leathers (incorporated by reference to
          Exhibit 10.35 to the Funding Corporation II Form S-4).

10.36 Long Term Power Purchase Contract, dated August 16, 1985, as amended, between SCE and Leathers, as successor to Imperial Energy Corporation (incorporated by reference to Exhibit 10.36 to the Funding Corporation II Form S-4).

10.37 Transmission Service Agreement, dated as of October 3, 1989, as amended, between Leathers and IID (incorporated by reference to Exhibit 10.37 to the Funding Corporation II Form S-4).

10.38 Plant Connection Agreement, dated as of October 3, 1989, between Leathers and IID (incorporated by reference to Exhibit 10.38 to the Funding Corporation II Form S-4).

10.39 Amended and Restated Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Del Ranch (incorporated by reference to Exhibit 10.39 to the Funding Corporation II Form S-4).

10.40 Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Del Ranch (incorporated by reference to Exhibit 10.40 to the Funding Corporation II Form S-4).

10.41     Long Term  Power  Purchase  Contract,  dated  February  22,  1984,  as amended, between SCE and Del Ranch, as successor to Magma (incorporated by reference to Exhibit 10.41 to the Funding Corporation II Form S-4).

10.42 Transmission Service Agreement, dated as of August 2, 1988, as amended, between Del Ranch and IID (incorporated by reference to Exhibit 10.42 to the Funding Corporation II Form S-4).

10.43 Plant Connection Agreement, dated as of August 2, 1988, between Del Ranch and IID (incorporated by reference to Exhibit 10.43 to the Funding Corporation II Form S-4).

10.44 Funding Agreement, dated May 18, 1990, between SCE and Del Ranch (incorporated by reference to Exhibit 10.44 to the Funding Corporation II Form S-4).

10.45 Funding Agreement, dated May 18, 1990, between SCE and Elmore (incorporated by reference to Exhibit 10.45 to the Funding Corporation II Form S-4).

10.46 Funding Agreement, dated June 15, 1990, between SCE and Leathers (incorporated by reference to Exhibit 10.46 to the Funding Corporation II Form S-4).

10.47 Funding Agreement, dated May 18, 1990, between SCE and Leathers (incorporated by reference to Exhibit 10.47 to the Funding Corporation II Form S-4).

10.48 Funding Agreement, dated May 18, 1990, between SCE and Vulcan (incorporated by reference to Exhibit 10.48 to the Funding Corporation II Form S-4).

14.1 Salton Sea Funding Corporation - Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

31.1 Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.